Form 10-Q
period 2016-03-31
UNICOBE CORP.
filed 2016-04-20
CIK 1652871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-206916

UNICOBE CORP.
(Exact name of registrant as specified in its charter)

Nevada	3479	30-0855502
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

Serdike 17A, ap. 37 Sofia, Bulgaria, 1000
Phone: +17028506585
E-mail: unicobecorp@gmail.com
(Address, including zip code, and telephone number,
Including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of April 18, 2016 there were 2,120,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of Unicobe Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

UNICOBE CORP.
BALANCE SHEETS
AS OF MARCH 31, 2016 AND JUNE 30, 2015

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,915	$8,687
Inventory	74	750
Prepaid Expenses	-	600
Total Current Assets	4,989	10,037

Fixed Assets
Equipment/Website	4,519	5,301
Total Fixed Assets	4,519	5,301

Total Assets	$9,508	$15,338

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Deferred revenue	$1,800	$3,180
Accounts Payable	150	-
Loans	10,177	10,177
Total Current Liabilities	12,127	13,357

Total Liabilities	12,127	13,357

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized;
2,060,000 and 2,000,000 shares issued and outstanding respectively	2,060	2,000
Additional paid in capital	2,340	-
Accumulated deficit	(7,019)	(19)
Total Stockholder’s Equity	(2,619)	1,981

Total Liabilities and Stockholder’s Equity (Deficit)	$9,508	$15,338

See accompanying notes to financial statements.

UNICOBE CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended March 31, 2016		Nine Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015

REVENUES		$2,860	$7,295	$-	$-
Cost of Goods Sold		521	1,476	-	-
Gross Profit		2,339	5,819	-	-

OPERATING EXPENSES
General and Administrative Expenses		3,408	12,819	-	-
TOTAL OPERATING EXPENSES		(3,408)	(12,819)	-	-

NET INCOME (LOSS) FROM OPERATIONS		(1,069)	(7,000)	-	-

PROVISION FOR INCOME TAXES		-	-	-	-

NET INCOME (LOSS)	$	(1,069)	$(7,000)	$-	$-

NET LOSS PER SHARE:
BASIC AND DILUTED		$(0.00)	$(0.00)	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED		2,004,615	2,001,527	-	-

See accompanying notes to financial statements.

UNICOBE CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,000)	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	782	-
Prepaid Expenses	600	-
Inventory	676	-
Accounts Payable	150	-
Deferred Revenue	(1,380)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,172)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,400	-
Loans	-	100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,400	100

NET INCREASE (DECREASE) IN CASH	(3,772)	100

Cash, beginning of period	8,687	-

Cash, end of period	$4,915	$100

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues from May 19, 2014 (inception) through March 31, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is June 30.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,915 of cash as of March 31, 2016 and $8,687 as of June 30, 2015.

Fair Value of Financial Instruments
ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active markets;
Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Inventories
Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had $74 in inventory as of March 31, 2016 and $750 as of June 30, 2015.

UNICOBE CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses
Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of March 31, 2016 and $600 as of June 30, 2015.

Depreciation, Amortization, and Capitalization
The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of a laser-engraving machine is 7 years and current version of web site is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition
The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income
Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months ended March 31, 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

During the year ended June 30, 2015 our sole director loaned to the Company $10,177. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,177 as of March 31, 2016.

UNICOBE CORP.
 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at May 19, 2014	$-	$-	$-
Additions	5,200	300	5,500
Disposals	-	-	-
As at June 30, 2015	$5,200	$300	$5,500

Depreciation
As at May 19, 2014	$-	$-	$-

Change for the period	(124)	(75)	(199)
As at June 30, 2015	$(124)	$(75)	$(199)

Change for the period	(186)	(75)	(261)
As at September 30, 2015	$(310)	$(150)	$(460)

Change for the period	(185)	(75)	(260)
As at December 31, 2015	$(495)	$(225)	$(720)

Change for the period	(186)	(75)	(261)
As at March 31, 2016	$(681)	$(300)	$(981)

Net book value	$4,519	$-	$4,519

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 1, 2015, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During March, 2016 the Company issued a total of 60,000 common shares for cash contribution of $2,400 at $0.04 per share.

There were 2,060,000 shares of common stock issued and outstanding as of March 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into one-year rental agreement for a $150 monthly fee, starting on May 1, 2015.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

UNICOBE CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 8 – INCOME TAXES (CONTUNUED)

The valuation allowance at March 31, 2016 was approximately $2,386. The net change in valuation allowance during the nine months ended March 31, 2016 was $2,380. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2016.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $7,019 at March 31, 2016, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	March 31, 2016	June 30, 2015
Non-current deferred tax assets:
Net operating loss carryforward	$(7,019)	$(19)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-

Total deferred tax assets	$(2,386)	$(6)
Valuation allowance	2,386	6
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended March 31, 2016 as follows:

	March 31, 2016	June 30, 2015

Computed "expected" tax expense (benefit)	$(2,380)	$(6)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$2,380	$6
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Unicobe Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

Unicobe Corp. was incorporated in the State of Nevada on May 19, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. Our business office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.  Our telephone number is +17028506585.

We just recently started our operations. Our business is the application of various types and shapes of laser engravings onto glass billets and distribution thereof primarily in Bulgaria and neighboring countries. We need funds for offering costs, general administrative expenses, production equipment purchase, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We have generated limited revenues from operations to date.

Our products can be divided into three categories: 1) mass market tourist souvenirs; 2) corporate gifts, souvenirs and insignia; 3) individually designed laser engraved glass products for personal use as an element of interior design or memento. Success of our business plan will depend on the flow of tourists, business climate and economic progress of Bulgaria and the region. A downturn of tourism particularly and of the corporate sector in general can adversely affect our intended business.

We will distribute our laser engraved glass products in Bulgaria and neighboring countries. We plan to use various distribution channels for various types of customers. We plan to distribute mass-market souvenirs via supermarkets of large retail chains, tourist shops and kiosks; corporate clients and individual clients will be covered by our web page and targeted marketing exercises.

Product Overview

Unicobe Corp.’s business is in applying standard and custom laser engravings on glass billets of various shapes to be sold to both mass-market consumers and individual clients. Individual customers may use either Unicobe-proposed designs or their own.

We plan that our production capacities will allow us to manufacture souvenirs, tourist-oriented products, up-market gifts and interior design items from glass based on advanced and unique designs and templates.

Unicode Corp. has signed a purchase and sale agreement for purchasing a 3D Crystal Laser engraving machine from a Chinese vendor. This machine has more modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items.

Unicobe Corp. has the ability to manufacture such original items as, for example:

Advertising or corporate glass souvenirs with brand identity of the customer;
High-end souvenir-like glass gifts and awards;
Custom designed nameplates.

However, first, we intend to launch a mass manufacture of inexpensive laser-engraved tourist souvenirs of various shapes.

JG-7040SG Laser Engraving Machine

Machine Features:

1. Honeycomb and aluminous strip panel double-face working table is suitable for processing different kinds of non-metal materials.
2. Automatic up and down working table, easy and flexible operation.
3. Equipped with Ultrasonic Auto-focus System to meet different processing demand.
4. Closed-design for top and bottom exhaust systems, ensures the safety of the processing, worriless whole process.
5. Equipped Rotary engraving attachment for engraving cylindrical objects.

Applications:

Applicable Material: Acrylic, Wood, Glass, Bamboo, Marble, Paper, Leather, ABS Plastic, Plywood, MDF, PMMA, Plexiglas, Cardboard, etc.

Applicable Industries: Advertising, Signs, Promotional Items, Crafts & Gifts, Plaques, Trophies, Awards, Bangles, Badges, Tags, Key Chains, Souvenirs, Precise Ornaments, Architecture Modeling, etc.

Technical Parameters:
Laser type	Hermetic and detached CO2 glass laser tube
Laser power	50W
Working area	700mm×400mm
No-load max speed	0-24000mm/min
Working table	Honeycomb and strip panel double-face working table Automatic up & down distance: 0-150 mm
Repeating location accuracy	±0.1mm
Motion system	5 inches LCD display, Offline stepping motor system

Potential Customers

Our President and Director, Anatoliy Kanev, will market our product and negotiate with potential customers and wholesale buyers. We intend to develop and maintain a database of potential corporate clients who may be interested in our products. We will follow up with these clients periodically and offer them free samples, presentations and special discounts from time to time. We plan to attend trade shows in our industry to exhibit our products with a view to find new customers.

Three main categories of our clients are:

•
Tourists coming to spend their vacations to Bulgaria and neighboring countries. First of all, we rely on the tourism potential of Bulgaria. In 2013, 9.2 mln tourists visited Bulgaria. Tourists from Greece, Romania and Turkey comprise 40% of all persons attending the country. Tourism sector in Bulgaria constituted 13.6% of GDP, having provided for 111,856 workplaces in 2013. During three summer months of 2013 the average amount of tourists in Bulgaria reached 1.5 mln persons per month, 61% of whom came from the European Union, which, in turn, suggests serious potential solvent demand for our products. In the recent years, the average annual increment of tourists in Bulgaria has comprised 6%. When marketing our products to this segment of the market we plan to cooperate with both local retailers of tourist products (tourist shops, kiosks, tents etc.), and larger wholesalers (tourist agencies, retail chains etc.).

•	Individual customers will address us in order to get laser engravings on glass based on their individual preferences or designs or designs developed by us.
•
Corporate clients, representing large, medium and small-scale businesses, various associations etc. This is a rather substantial segment of the market, which grows and regularly generates demand for various corporate gifts, souvenirs; items that promote brand awareness etc.

Competition

We know that there are a number of obstacles to entering the market of laser engravings on glass objects and the competition is rather high. There are several companies (Smartarts and Laser D) that offer similar services and products and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. But review of products of our competitors shows that our products are more exclusive, our assortment of products is wider, delivery times are faster, quality is better, approaches to business are more flexible and, very importantly, our equipment is more modern and efficient than that of the competitors, which gives us good chances for occupying a considerable market niche. Attracting new customers will be also supported by a client-oriented approach of Unicobe Corp., accentuating practical mutually beneficial cooperation with all the clients.

One of our biggest competitive advantages is that our engraving machine is modern and efficient. This means that we are able to produce more products at the same period of time using fewer resources such as electricity, accompanying raw materials and consumables for the machine. The modern machine that is at our disposal also provides a wider range of creative possibilities at creating laser-engraved products, therefore allowing for another serious competitive advantage. Faster delivery time by Unicobe Corp., first of all, means the way we see our interaction with individual clients. One of the business operations of Unicobe Corp. is the selling of glass products manufactured according to the unique designs submitted by individual clients dedicated to special occasions, events, memorable moments etc.

Some of the competitive factors that may affect our business are as follows:

1.	Number of Competitors Increase: other companies may follow our business model of distributing laser engraved glass billets, which will reduce our competitive edge.
2.	Price: Our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our product at loss.
3.	Substitute Products: competitors may substitute laser engraved glass billets with similar products from plastic.

Marketing

The sales strategy will be based on communicating that owning a product by Unicobe Corp., either a mass-market souvenir or a high-end customs-made model, is a source of pride and appreciation. Memorable products by Unicobe Corp. attracts attention, as a piece of interior design always staying in sight, be it an individual customer or large corporate client or a tourist. Our products may also be considered as a long-term investment since the life cycle of our products is rather lengthy and the design stays up-to-date almost infinitely. Especially, given the fact that we plan to affix every product, including those distributed via retail points, with a business card with information about Unicobe Corp., information about the product and contact details. And in order to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Unicobe Corp. product.

We plan to distribute our products via several distribution channels simultaneously. As regards to the tourism segment, we plan to cooperate with retailers (kiosks, tourist souvenir shops etc.) and wholesalers (supermarkets, large retail chains, tourism agencies).

Individual and corporate clients will be brought in, first of all, thanks to our prospective webpage, advertising in crowded areas and online promotion of our Company. In case of large corporate clients we also plan to focus on personal contacts with PR departments of large companies, presentations of our products, distribution of promotional leaflets, free samples and other measures to facilitate brand awareness of Unicobe Corp.

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this filing we have already purchased a website (www.unicobecorp.com) and plan to develop it. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

We also plan to attend some trade shows and souvenir exhibitions to show our products with a view to find new customers. We will intend to continue our marketing efforts during the life of our operations. We intend to spend from $4,500 to $6,000 on marketing efforts during the first year. There is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Description of property

The Company has signed Rental Agreement dated March 27, 2015 with Elica Valentinova for one-year term with the opportunity of expansion. The monthly rental fee is $150.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees

We currently have no employees, other than our sole officer and director Anatoliy Kanev.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month periods ended March 31, 2016:

Revenue and cost of goods sold

For the three and nine month periods ended March 31, 2016, the Company generated total revenue of $2,860, and $7,295 respectively, from selling laser engravings products to its customer. The cost of goods sold for the three and nine month periods ended March 31, 2016 was $521, and $1,476 respectively, which represent the cost of raw materials. We expect to generate revenue as we expand our business operations.

Operating expenses

Total operating expenses for the three and nine month periods ended March 31, 2016, were $3,408 and $12,819 respectively. The operating expenses included accounting fees of $1,750 for the three months period ended March 31, 2016 and $6,750 for the nine months period ended March 31, 2016; bank charges of $177 for the three months period ended March 31, 2016 and $433 for the nine months period ended March 31, 2016; depreciation expense of $261 for the three months period ended March 31, 2016 and $782 for the nine months period ended March 31, 2016; regulatory filings of $620 for the three months period ended March 31, 2016 and $1,554 for the nine months period ended March 31, 2016; legal fees of $150 for the three months period ended March 31, 2016 and $1,950 for the nine months period ended March 31, 2016; and a rent expense of $450 for the three months period ended March 31, 2016 and $1,350 for the nine months period ended March 31, 2016.

Net Loss

The net loss for the three and nine month periods ended March 31, 2016 was $1,069 and $7,000 respectively.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2016, the Company had cash of $4,915 ($8,687 as of June 30, 2015). Furthermore, the Company had a working capital deficit of $7,138 ($3,320 as of June 30, 2015). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the nine months ended March 31, 2016, the Company used $6,172 of cash in operating activities due to its net loss and decrease in raw material inventory of $676, decrease in prepaid rent of $600, increase in accounts payable of $150, decrease in deferred revenue of $1,380 and depreciation of $782.

During the nine months ended March 31, 2016, the Company did not generate or use cash in investing activities.

During the nine months ended March 31, 2016, the Company generated $2,400 cash in financing activities as we issued a total of 60,000 common shares for cash contributions of $2,400.

If we sell at least 50% of our shares in this offering, we intend to hire one technician to assist our sole officer and director Anatoliy Kanev with the operation of laser engraving machines. This will help Mr. Kanev to focus more on distribution, marketing and contacts with individual private customers, and to set up agreements with wholesale customers to buy our souvenir glass products. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations. We therefore expect to incur the following costs in the next 12 months in connection with our business operations and SEC filing requirements:

Gross proceeds	$40,000	$60,000	$80,000
Registration Costs	$8,000	$8,000	$8,000
Net proceeds	$32,000	$52,000	$72,000
The net proceeds will be used as follows
Legal and Professional fees	$10,000	$10,000	$10,000
Laser-engraving machines	$9,600	$24,000	$38,400
Operating supply	$1,000	$4,000	$7,100
Website development	$3,000	$3,000	$3,000
Office set-up	$2,000	$2,000	$2,000
Marketing campaign	$5,000	$6,000	$7,000
Hire a technician	$1,400	$3,000	$4,500

In summary, we expect to be in full operation and selling our product within 12 months of completing our offering. However, there is no guarantee that we will be in full operation and generate significant revenues and there is no guarantee that we will be able to raise funds through this offering. In this case in order to continue operations we plan to utilize funds under a loan agreement concluded between Mr. Kanev and Unicobe Corp. If we are unable to attract additional customers and cannot generate sufficient revenues to continue operations, we will obtain funds under an interest-free loan agreement concluded between our director, Mr. Kanev and Unicobe Corp.

Anatoliy Kanev, our sole officer and director, will be devoting approximately 75% of his time to our operations. Once we expand operations, and are able to attract more and more customers to buy our product, Mr. Kanev has agreed to commit more time as required. Because Mr. Kanev will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted which could result in a lack of revenues.

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception of $8,845. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.
We did not implement appropriate information technology controls – As at March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three and nine months ended March 31, 2016.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three and nine months ended March 31, 2016.

Item 4. MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICOBE CORP.

Date: April 18, 2016	By:	/s/ Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)