Form 10-K
UNICOBE CORP.
filed 2016-08-29
CIK 1652871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-206916

UNICOBE CORP.
(Exact name of Registrant as specified in its charter)

Nevada	3479	35-0855502
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Serdike 17A, ap. 37

Sofia, Bulgaria, 1000

Phone: +17028506585

E-mail: unicobecorp@gmail.com

(Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No 

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,440,000 common shares issued and outstanding as of August __, 2016.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Unicobe Corp. has purchased 3D Crystal Laser engraving machine from a Chinese vendor. This machine has more modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items.

Unicobe Corp. has the ability to manufacture such original items as, for example:

·  Advertising or corporate glass souvenirs with brand identity of the customer;

·  High-end souvenir-like glass gifts and awards;

·  Custom designed nameplates.

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

Description of property

The Company has signed Rental Agreement dated April 25, 2016 with Elica Valentinova for one-year term with the opportunity of expansion. The monthly rental fee is $150.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is no established public market for our common stock.

We intend to try to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc., or FINRA, to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a liquid or viable market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

We have issued 2,440,000 shares of our common stock since our inception on May 19, 2014. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

We have 31 shareholders of record of our common stock as of the date of this prospectus.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

As of June 30, 2016, no shares of our common stock have traded.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2016 and June 30, 2015.  We have not paid any cash dividends since May 19, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 1, 2015 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

During March, 2016 the Company issued a total of 60,000 common shares for cash proceeds of $2,400 at $0.04 per share.

During April, 2016 the Company issued a total of 225,000 common shares for cash proceeds of $9,000 at $0.04 per share.

During May, 2016 the Company issued a total of 120,000 common shares for cash proceeds of $4,800 at $0.04 per share.

During June, 2016 the Company issued a total of 35,000 common shares for cash proceeds of $1,400 at $0.04 per share.

There were 2,440,000 shares of common stock issued and outstanding as of June 30, 2016.

Purchase of our Equity Securities by Officers and Directors

On April 1, 2015, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Anatoliy Kanev, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report and other reports filed by Unicobe Corp.   (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the year ended June 30, 2016 and June 30, 2015:

Revenue and cost of goods sold

For the year ended June 30, 2016 and June 30, 2015 the Company generated total revenue of $9,095 and $1,550 respectively, from selling laser engravings products to its customer. The cost of goods sold for the year ended June 30, 2016 and June 30, 2015 was $2,317 and $550 respectively, which represent the cost of raw materials and overhead.

Operating expenses

Total operating expenses for the year ended June 30, 2016 and June 30, 2015, were $25,366 and $1,019 respectively. The operating expenses included accounting fees of $8,500 for year ended June 30, 2016 and $0 for the year ended June 30, 2015; bank charges of $693 for the year ended June 30, 2016 and $220 for the year ended June 30, 2015; depreciation expense of $1,018 for the year ended June 30, 2016 and $199 for the year ended June 30, 2015; regulatory filings of $12,124 for the year ended June 30, 2016 and $0 for the year ended June 30, 2015; legal fees of $1,950 for the year ended June 30, 2016 and $0 for the year ended June 30, 2015; advertising expense of  $0 for the year ended June 30, 2016 and $300 for the year ended June 30, 2015 and a rent expense of $1,080 for the year ended June 30, 2016 and $300 for the year ended June 30, 2015.

Net Loss

The net loss for the year ended June 30, 2016 and June 30, 2015 was $18,588 and $19 respectively.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2016, the Company had cash of $1,963 ($8,687 as of June 30, 2015). Furthermore, the Company had a working capital deficit of $7,504 ($3,320 as of June 30, 2015). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the year ended June 30, 2016, the Company used $20,109 of cash in operating activities due to its net loss and decrease in raw material inventory of $757, increase in prepaid rent of $198, decrease in deferred revenue of $1,980 and depreciation of $1,018.

During the year ended June 30, 2016, the Company used $4,215 cash in investing activities due to purchase of new equipment.

During the year ended June 30, 2016, the Company generated $17,600 cash in financing activities as we issued a total of 440,000 common shares for cash proceeds of $17,600.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception of $10,645. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

UNICOBE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

Heaton & Company, PLLC

240 N. East Promontory

Suite 200

Farmington, Utah 84025

 (T) 801.218.3523

heatoncpas.com

UNICOBE CORP.

BALANCE SHEETS

AS OF JUNE 30, 2016 AND JUNE 30, 2015

ASSETS	June 30, 2016	June 30, 2015
Current Assets
Cash and cash equivalents	$ 1,963	$ 8,687
Inventory	1,507	750
Prepaid Expenses	402	600
Total Current Assets	3,872	10,037

Fixed Assets
Equipment/Website	8,498	5,301
Total Fixed Assets	8,498	5,301

Total Assets	$ 12,370	$ 15,338

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$ 1,200	$ 3,180
Loan from director	10,177	10,177
Total Current Liabilities	11,377	13,357

Total Liabilities	11,377	13,357

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,440,000 and 2,000,000 shares issued and outstanding respectively	2,440	2,000
Additional paid in capital	17,160	-
Retained deficit	(18,607)	(19)
Total Stockholders’ Equity	993	1,981
Total Liabilities and Stockholders’ Equity (Deficit)	$ 12,370	$ 15,338

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	Year Ended June 30, 2016	Year Ended June 30, 2015

REVENUES	$ 9,095	$ 1,550
Cost of Goods Sold	2,317	550
Gross Profit	6,778	1,000

OPERATING EXPENSES
General and Administrative Expenses	25,366	1,019
TOTAL OPERATING EXPENSES	(25,366)	(1,019)

NET INCOME (LOSS) FROM OPERATIONS	(18,588)	(19)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (18,588)	$ (19)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,107,709	498,630

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2014	-	$ -	-	$ -	$ -
Shares issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Net income for the year ended June 30, 2015	-	-	-	(19)	(19)
Balance, June 30, 2015	2,000,000	$ 2,000	-	$ (19)	$ 1,981

Shares issued for cash at $0.04 per share	440,000	440	17,160	-	17,600
Net loss for the year ended June 30, 2016	-	-	-	(18,588)	(18,588)
Balance, June 30, 2016	2,440,000	$ 2,440	17,160	$ (18,607)	$ 993

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2016 AND JUNE 30, 2015

	Year Ended June 30, 2016	Year Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (18,588)	$ (19)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,018	199
Prepaid Expenses	198	(600)
Inventory	(757)	(750)
Deferred Revenue	(1,980)	3,180
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,109)	2,010

CASH FLOWS FROM INVESTING ACTIVITIES Purchase of Fixed Assets (5,500) CASH FLOWS USED IN INVESTING ACTIVITIES (5,500)	(4,215)	(5,500)
	(4,215)	(5,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	17,600	2,000
Proceeds from director loan	-	10,177
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,600	12,177

NET INCREASE (DECREASE) IN CASH	(6,724)	8,687

Cash, beginning of period	8,687	-

Cash, end of period	$ 1,963	$ 8,687

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues from May 19, 2014 (inception) through June 30, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,963 of cash as of June 30, 2016 and $8,687 as of June 30, 2015.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $402 in prepaid expenses as of June 30, 2016 and $600 as of June 30, 2015.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $1,507 in inventory, $177 in inventory work-in process and $1,330 in raw materials as of June 30, 2016 and a total of $750 in inventory with $550 in finished goods as of June 30, 2015.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of a laser-engraving machine is 7 years and the current version of web site is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Our customers have a right of return of the products for one month from the invoice date. As of June 30, 2016 we have four customers with the following approximate percentage of sales:  35% to Zografov & Co Ltd, 31% to Palex Ltd, 30% to ViDiAn, EOOD and 4% to Smartarts Ltd.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended June 30, 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

During the year ended June 30, 2015 our sole director loaned to the Company $10,177. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,177 as of June 30, 2016.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTE 5 – FIXED ASSETS

	Equipment		Website		Totals
Cost
As at June 30, 2014	$-		$-		$-
Additions	5,200		300		5,500
Disposals	-		-		-
As at June 30, 2015	$5,200		$300		$5,500
Additions	4,215		-		4,215
Disposals	-		-		-
As at June 30, 2016	$9,415		$300		$9,715

Depreciation
As at June 30, 2014	$-	$	$ -	$	$ -
Change for the year	(917)		(300)		(1,217)
As at June 30, 2016	$(917)	$	(-)		$(1,217)

Net book value	$8,498		$-		$8,498

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In May, 2015 the Company issued a total of 2,000,000 common shares for cash contribution of $2,000 at $0.001 per share to its founder and sole executive officer Anatoliy Kanev.

During March, 2016 the Company issued a total of 60,000 common shares for cash contribution of $2,400 at $0.04 per share.

During April, 2016 the Company issued a total of 225,000 common shares for cash contribution of $9,000 at $0.04 per share.

During May, 2016 the Company issued a total of 120,000 common shares for cash contribution of $4,800 at $0.04 per share.

During June, 2016 the Company issued a total of 35,000 common shares for cash contribution of $1,400 at $0.04 per share.

There were 2,440,000 shares of common stock issued and outstanding as of June 30, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into one-year rental agreement for a $150 monthly fee, starting on May 1, 2016 ending on May 1, 2017.  Rent expense was $1,080 and $300 for the years ended June 30, 2016 and 2015, respectively and recorded as operating expenses.  A total of $720 of rent expense was recorded in cost of goods sold as overhead expense for the year ended June 30, 2016.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTE 8 – INCOME TAXES (CONTINUED)

The Company has no tax position at June 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at June 30, 2016 was approximately $5,978. The net change in valuation allowance during the year ended June 30, 2016 was $5,972. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2016.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $17,565 at June 30, 2016, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	June 30, 2016	June 30, 2015
Non-current deferred tax assets:
Net operating loss carryforward	$(18,607)	$ (19)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-

Total deferred tax assets	$(6,326)	$ (6)
Valuation allowance	6,326	6
Net deferred tax assets	$-	$ -

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended June 30, 2016 as follows:

	June 30, 2016	June 30, 2015
Computed "expected" tax expense (benefit)	$(6,320)	$ (6)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$6,320	$ 6
Actual tax expense (benefit)	$-	$ -

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A . Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       We did not maintain appropriate cash controls – As of June 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and executive officers

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Anatoliy Kanev	36	President, Principal Executive Officer, Secretary, Treasurer,
At Serdike 17A, ap. 37		Principal Financial Officer, Principal Accounting Officer
Sofia, Bulgaria, 1000		And sole member of the Board of Directors.

Mr. Kanev has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on May 19, 2014.  Mr. Kanev owns 82% of the outstanding shares of our common stock. For the past five years he has been a sales manager and then a senior manager at Eurobuses Group LLC (business consultancy services). Mr. Kanev intends to devote close to 75% of his time to planning and organizing activities of Unicobe Corp.

In the past ten years, Mr. Kanev has not been the subject to any of the following events:

1.       Any bankruptcy petition filed by or against any business of which Mr. Kanev was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.       Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.       An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Kanev’s involvement in any type of business, securities or banking activities.

4.       Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.       Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.       Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.       Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                                 i.            Any Federal or State securities or commodities law or regulation; or

                                ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                              iii.            Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.       Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term Of Office

The director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until his resignation appoints our officer.

Director Independence

Our board of directors is currently composed of one member, Anatoliy Kanev, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us as of June 30, 2016 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Anatoliy Kanev President	May 19, 2014-June 30, 2015	0	0	0	0	0	0	0	0
	July 1, 2015- June 30, 2016	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer and director. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. Mr. Kanev will not be compensated after the offering and prior to profitable operations. There is no assurance that we will ever generate additional revenues from our operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Anatoliy Kanev	May 19, 2014-June 30, 2015	0	0	0	0	0	0	0
	July 1, 2015- June 30, 2016	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address Beneficial Owner	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering	Percentage of Ownership After the Offering
Anatoliy Kanev	2,000,000	100%	2,440,000	82%

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Future sales by existing stockholders

A total of 2,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act. Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

As we are a “shell company” as that term is defined by the applicable federal securities laws, because of the nature and amount of our assets and our very limited operations, applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities can not sell those securities in reliance on Rule 144. As result, one year after we cease being a “shell company”, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us, to cease being a “shell company”, we must have more than nominal operations history and more assets and revenues.

There is no public trading market for our common stock. To be quoted on the OTCBB a market maker must file an application on our behalf to make a market for our common stock. As of the date of this Registration Statement, we have not engaged a market maker to file such an application; hence there is no guarantee that a market marker will file an application on our behalf. Even if an application is filed, there is no guarantee that we will be accepted for quotation. Our stock may become quoted, rather than traded, on the OTCBB.

The percent of class is based on 2,440,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of June 30, 2016, a director had loaned $10,177 ($10,177 as of June 30, 2015) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2016, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our June 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended March 31, 2016, December 31, 2015 and September 31, 2015.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on August __, 2016.

UNICOBE CORP.

By:	/s/	Anatoliy Kanev
	Name:	Anatoliy Kanev
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)