Form 10-Q
period 2016-10-17
UNICOBE CORP.
filed 2016-10-17
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-206916

UNICOBE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3479 (Primary Standard Industrial Classification Code Number)	30-0855502 I.R.S. Employer Identification Number

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

Yes [X] No [  ]

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

Yes [X] No [  ]

As of September 30, 2016 there were 2,440,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

ASSETS	September 30, 2016 (Unaudited)	June 30, 2016
Current Assets
Cash and cash equivalents	$559	$1,963
Inventory	580	1,507
Prepaid Expenses	450	402
Total Current Assets	1,589	3,872

Fixed Assets
Equipment/Website	8,162	8,498
Total Fixed Assets	8,162	8,498

Total Assets	$9,751	$12,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$-	$1,200
Loans	10,177	10,177
Total Current Liabilities	10,177	11,377

Total Liabilities	10,177	11,377

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,440,000 and 2,440,000 shares issued and outstanding respectively	2,440	2,440
Additional paid in capital	17,160	17,160
Accumulated deficit	(20,026)	(18,607)
Total Stockholder’s Equity (Deficit)	(426)	993
Total Liabilities and Stockholder’s Equity	$9,751	$12,370

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

		Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

REVENUES		$12,766	$3,180
Cost of Goods Sold		1,794	750
Gross Profit		10,972	2,430

OPERATING EXPENSES
General and Administrative Expenses		12,391	6,005
TOTAL OPERATING EXPENSES		(12,391)	(6,005)

NET INCOME (LOSS) FROM OPERATIONS		(1,419)	(3,575)

PROVISION FOR INCOME TAXES		-	-

NET INCOME (LOSS)	$	(1,419)	$(3,575)

NET LOSS PER SHARE: BASIC AND DILUTED		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		2,440,000	2,000,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,419)	$(3,575)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	336	261
Prepaid Expenses	(48)	450
Inventory	927	(50)
Deferred Revenue	(1,200)	(3,180)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,404)	(6,094)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(1,404)	(6,094)

Cash, beginning of period	1,963	8,687

Cash, end of period	$559	$2,593

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of September 30, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $559 of cash as of September 30, 2016 and $1,963 as of June 30, 2016.

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

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $580 in inventory with no amount in inventory work-in process as of September 30, 2016 and a total of $1,507 in inventory, $177 in inventory work-in process and $1,330 in raw materials as of June 30, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $450 in prepaid expenses as of September 30, 2016 and $402 as of June 30, 2016.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended September 30, 2016 and 2015 there were no differences between our comprehensive loss and net loss.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2016 our sole director loaned to the Company $10,177. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,177 as of September 30, 2016 and June 30, 2016, respectively.

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2015	$5,200	$300	$5,500
Additions	4,215	-	4,215
Disposals	-	-	-
As at June 30, 2016	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at September 30, 2016	$9,415	$300	$9,715

Depreciation
As at June 30, 2014	$-	$-	$-
Change for the year	(124)	(75)	(199)
As at June 30, 2015	$(124)	$(75)	$(199)
Change for the year	(793)	(225)	(1,018)
As at June 30, 2016	$(917)	$(300)	$(1,217)
Change for the period	(336)	(-)	(336)
As at September 30, 2016	$(1,253)	$(300)	$(1,553)

Net book value	$8,162	$-	$8,162

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

There were 2,440,000 shares of common stock issued and outstanding as of September 30, 2016.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $150 monthly fee, starting on May 1, 2016 ending on May 1, 2017.

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at September 30, 2016 was approximately $6,809. The net change in valuation allowance during the three months ended September 30, 2016 was $483. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2016.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $20,026 at September 30, 2016, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	September 30, 2016	June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(20,026)	$ (18,607)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-

Total deferred tax assets	$(6,809)	$ (6,326)
Valuation allowance	6,809	6,326
Net deferred tax assets	$-	$ -

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 8 – INCOME TAXES (CONTINUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the three months ended September 30, 2016 as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

Computed "expected" tax expense (benefit)	$(483)	$(1,216)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$483	$1,216
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Unicobe Corp. has purchased a 3D Crystal Laser engraving machine from a Chinese vendor. This machine has more modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items.

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

4. Closed-design for top and bottom exhaust systems ensures the safety of the processing, worriless whole process.

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

One of our biggest competitive advantages is that our engraving machine is modern and efficient. This means that we are able to produce more products at the same period of time using fewer resources such as electricity, accompanying raw materials and consumables for the machine. The modern machine that is at our disposal also provides a wider range of creative possibilities at creating laser-engraved products, therefore allowing for another serious competitive advantage. Faster delivery time by Unicobe Corp., first of all, means the way we see our interaction with individual clients. One of the business operations of Unicobe Corp. is the selling of glass products manufactured according to the unique designs submitted by individual clients dedicated to special occasions, events, memorable moments, etc.

Some of the competitive factors that may affect our business are as follows:

1. Number of Competitors Increase: other companies may follow our business model of distributing laser engraved glass billets, which will reduce our competitive edge.

2. Price: Our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our product at a loss.

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

Description of property

The Company has signed a Rental Agreement dated April 25, 2016 with Elica Valentinova for a one-year term with the opportunity of expansion. The monthly rental fee is $150.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended September 30, 2016 and September 30, 2015:

Revenue and cost of goods sold

For the three month period ended September 30, 2016 and September 30, 2015 the Company generated total revenue of $12,766 and $3,180 respectively, from selling laser engravings products to its customers. The cost of goods sold for the three month period ended September 30, 2016 and September 30, 2015 was $1,794 and $750 respectively, which represent the cost of raw materials. Increase in revenue is due to increase in sales and cooperation with new customers. Increase in gross profit for the three month period ended September 30, 2016 compared to September 30, 2015 is due to purchase of different, cheaper raw materials.

Operating expenses

Total operating expenses for the three month period ended September 30, 2016 and September 30, 2015, were $12,391 and $6,005 respectively. The operating expenses included accounting fees of $3,500 for the three month period ended September 30, 2016 and $3,250 for the three month period ended September 30, 2015; bank charges of $303 for the three month period ended September 30, 2016 and $85 for the three month period ended September 30, 2015; depreciation expense of $336 for the three month period ended September 30, 2016 and $261 for the three month period ended September 30, 2015; regulatory filings of $6,200 for the three month period ended September 30, 2016 and $459 for the three month period ended September 30, 2015; legal fees of $1,500 for the three month period ended September 30, 2016 and $1,500 for the three month period ended September 30, 2015; and a rent expense of $552 for the three month period ended September 30, 2016 and $450 for the three month period ended September 30, 2015.

Net Loss

The net loss for the three month period ended September 30, 2016 and September 30, 2015 was $1,419 and $3,575 respectively.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2016, the Company had cash of $559 ($1,963 as of June 30, 2016). Furthermore, the Company had a working capital deficit of $8,588 ($7,505 as of June 30, 2016). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the three month period ended September 30, 2016, the Company used $1,404 of cash in operating activities due to its net loss and decrease in raw material inventory of $927, increase in prepaid rent of $48, decrease in deferred revenue of $1,200 and depreciation of $336.

During the three month period ended September 30, 2016, the Company used no cash in investing activities.

During the three month period ended September 30, 2016, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.       We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.       We did not maintain appropriate cash controls – As of September 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.       We did not implement appropriate information technology controls – As at September 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities took place during the three months ended September 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2016.

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

UNICOBE CORP.

Date: October 17, 2016	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)