Form 10-Q
period 2017-01-24
UNICOBE CORP.
filed 2017-01-24
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2016

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

Yes [X] No [  ]

As of December 31, 2016 there were 2,440,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND JUNE 30, 2016

ASSETS	December 31, 2016 (Unaudited)	June 30, 2016
Current Assets
Cash and cash equivalents	$253	$1,963
Inventory	286	1,507
Prepaid Expenses	450	402
Total Current Assets	989	3,872

Fixed Assets
Equipment/Website	7,826	8,498
Total Fixed Assets	7,826	8,498

Total Assets	$8,815	$12,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$-	$1,200
Loans	10,177	10,177
Total Current Liabilities	10,177	11,377

Total Liabilities	10,177	11,377

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,440,000 and 2,440,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	2,440	2,440
Additional paid-in capital	17,160	17,160
Accumulated deficit	(20,962)	(18,607)
Total Stockholders’ Equity (Deficit)	(1,362)	993
Total Liabilities and Stockholders’ Equity(Deficit)	$8,815	$12,370

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

REVENUES	$3,560	$1,255	$16,326	$4,435
Cost of Goods Sold	294	205	2,088	955
Gross Profit	3,266	1,050	14,238	3,480

OPERATING EXPENSES
General and Administrative Expenses	4,202	3,407	16,593	9,411
TOTAL OPERATING EXPENSES	(4,202)	(3,407)	(16,593)	(9,411)

NET INCOME (LOSS) FROM OPERATIONS	(936)	(2,357)	(2,355)	(5,931)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(936)	$(2,357)	$(2,355)	$(5,931)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,440,000	2,000,000	2,440,000	2,000,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,355)	$(5,931)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	672	521
Prepaid Expenses	(48)	300
Inventory	1,221	155
Deferred Revenue	(1,200)	(3,180)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,710)	(8,135)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(1,710)	(8,135)

Cash, beginning of period	1,963	8,687

Cash, end of period	$253	$552

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2016.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $253 of cash as of December 31, 2016 and $1,963 as of June 30, 2016.

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

The carrying value of cash and the Company’s loan from director approximates its fair value due to their short-term maturity.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $450 in prepaid expenses as of December 31, 2016 and $402 as of June 30, 2016.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $286 in raw material inventory and $0 in inventory work-in process as of December 31, 2016 and a total of $1,507 in inventory, $177 in inventory work-in process and $1,330 in raw materials as of June 30, 2016.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended December 31, 2016 and 2015 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of December 31, 2016 our sole director loaned to the Company $10,177. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,177 as of December 31, 2016 and June 30, 2016, respectively.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5 – FIXED ASSETS

	Equipment	Website		Totals
Cost
As at June 30, 2015	$5,200	$300		$5,500
Additions	4,215	-		4,215
Disposals	-	-		-
As at June 30, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at September 30, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at December 31, 2016	$9,415	$300		$9,715

Depreciation
As at June 30, 2015	$(124)	$(75)	$	$ (199)
Change for the year	(793)	(225)		(1,018)
As at June 30, 2016	$(917)	$(300)		$(1,217)
Change for the period	(336)	(-)		(336)
As at September 30, 2016	$(1,253)	$(300)		$(1,553)
Change for the period	(336)	(-)		(336)
As at December 31, 2016	$(1,589)	$(300)		$(1,889)

Net book value	$7,826	$-		$7,826

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

There were 2,440,000 shares of common stock issued and outstanding as of December 31, 2016.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Company has no tax position at December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at December 31, 2016 was approximately $7,127. The net change in valuation allowance during the six months ended December 31, 2016 was $801. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $20,962 at December 31, 2016, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	December 31, 2016	June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(20,962)	$(18,607)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-

Total deferred tax assets	$(7,127)	$(6,326)
Valuation allowance	7,127	6,326
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the six months ended December 31, 2016 as follows:

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 8 – INCOME TAXES (CONTINUED)

	Six months ended December 31, 2016	Six months ended December 31, 2015

Computed "expected" tax expense (benefit)	$(801)	$(2,017)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$801	$2,017
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Working area                                700mmX400mm

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

Description of property

The Company has signed a Rental Agreement with Elica Valentinova for a one-year term with the opportunity of expansion. The monthly rental fee is $150.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month periods ended December 31, 2016 and December 31, 2015:

Revenue and cost of goods sold

For the three month period ended December 31, 2016 and December 31, 2015 the Company generated total revenue of $3,560 and $1,255 respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended December 31, 2016 and December 31, 2015 was $294 and $205 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales and cooperation with new customers. The increase in gross profit for the three month period ended December 31, 2016 compared to December 31, 2015 is due to the purchase of different, cheaper raw materials.

For the six month period ended December 31, 2016 and December 31, 2015 the Company generated total revenue of $16,326 and $4,435 respectively, from selling laser engraving products to its customers. The cost of goods sold for the six month period ended December 31, 2016 and December 31, 2015 was $2,088 and $955 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales and cooperation with new customers. The increase in gross profit for the six month period ended December 31, 2016 compared to December 31, 2015 is due to the purchase of different, cheaper raw materials.

Operating expenses

Total operating expenses for the three month period ended December 31, 2016 and December 31, 2015, were $4,202 and $3,407, respectively. The operating expenses included accounting/audit fees of $1,750 for the three month period ended December 31, 2016 and $1,750 for the three month period ended December 31, 2015; depreciation expense of $336 for the three month period ended December 31, 2016 and $261 for the three month period ended December 31, 2015; bank charges of $166 for the three month period ended December 31, 2016 and $171 for the three month period ended December 31, 2015; regulatory filings of $0 for the three month period ended December 31, 2016 and $475 for the three month period ended December 31, 2015; rent expense of $450 for the three month period ended December 31, 2016 and $450 for the three month period ended December 31, 2015 and a legal fees of $1,500 for the three month period ended December 31, 2016 and $300 for the three month period ended December 31, 2015.

Total operating expenses for the six month period ended December 31, 2016 and December 31, 2015, were $16,593 and $9,411, respectively. The operating expenses included accounting/audit fees of $5,250 for the six month period ended December 31, 2016 and $5,000 for the six month period ended December 31, 2015; depreciation expense of $672 for the six month period ended December 31, 2016 and $522 for the six month period ended December 31, 2015; bank charges of $469 for the six month period ended December 31, 2016 and $256 for the six month period ended December 31, 2015; regulatory filings of $6,200 for the six month period ended December 31, 2016 and $934 for the six month period ended December 31, 2015; rent expense of $1,002 for the six month period ended December 31, 2016 and $900 for the six month period ended December 31, 2015 and a legal fees of $3,000 for the six month period ended December 31, 2016 and $1,800 for the six month period ended December 31, 2015.

Net Loss

The net loss for the three month period ended December 31, 2016 and December 31, 2015 was $936 and $2,357 respectively.

The net loss for the six month period ended December 31, 2016 and December 31, 2015 was $2,355 and $5,931 respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2016, the Company had cash of $253 ($1,963 as of June 30, 2016). Furthermore, the Company had a working capital deficit of $9,188 ($7,505 as of June 30, 2016). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the six month period ended December 31, 2016, the Company used $1,710 of cash in operating activities due to its net loss and decrease in raw material inventory of $1,221, increase in prepaid rent of $48, decrease in deferred revenue of $1,200 and depreciation of $672.

During the six month period ended December 31, 2016, the Company used no cash in investing activities.

During the six month period ended December 31, 2016, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

No unregistered sales of equity securities took place during the six months ended December 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended December 31, 2016.

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

UNICOBE CORP.

Date: January 24, 2017	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)