Form 10-Q
period 2017-03-31
UNICOBE CORP.
filed 2017-05-11
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

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

Yes [  ] No [X]

As of March 31, 2017 there were 2,120,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF MARCH 31, 2017 AND JUNE 30, 2016

ASSETS	March 31, 2017 (Unaudited)	June 30, 2016
Current Assets
Cash and cash equivalents	$635	$1,963
Inventory	135	1,507
Prepaid Expenses	-	402
Total Current Assets	770	3,872

Fixed Assets
Equipment/Website	7,489	8,498
Total Fixed Assets	7,489	8,498

Total Assets	$8,259	$12,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$2,500	$1,200
Loans	23,967	10,177
Total Current Liabilities	26,467	11,377

Total Liabilities	26,467	11,377

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,440,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	2,120	2,440
Additional paid-in capital	4,680	17,160
Accumulated deficit	(25,008)	(18,607)
Total Stockholders’ Equity (Deficit)	(18,208)	993
Total Liabilities and Stockholders’ Equity(Deficit)	$8,259	$12,370

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

REVENUES	$3,300	$2,860	$19,626	$7,295
Cost of Goods Sold	152	521	2,240	1,476
Gross Profit	3,148	2,339	17,386	5,819

OPERATING EXPENSES
General and Administrative Expenses	7,194	3,408	23,787	12,819
TOTAL OPERATING EXPENSES	(7,194)	(3,408)	(23,787)	(12,819)

NET INCOME (LOSS) FROM OPERATIONS	(4,046)	(1,069)	(6,401)	(7,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(4,046)	$(1,069)	$(6,401)	$(7,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,004,615	2,220,000	2,001,527

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,401)	$(7,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,009	782
Prepaid Expenses	402	600
Inventory	1,372	676
Accounts Payable	-	150
Deferred Revenue	1,300	(1,380)
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,318)	(6,172)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	13,790	-
Return of common stock proceeds	(12,800)	2,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	990	2,400

NET INCREASE (DECREASE) IN CASH	(1,328)	(3,772)

Cash, beginning of period	1,963	8,687

Cash, end of period	$635	$4,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of March 31, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $635 of cash as of March 31, 2017 and $1,963 as of June 30, 2016.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of March 31, 2017 and $402 as of June 30, 2016.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $135 in finished goods inventory as of March 31, 2017 and a total of $1,507 in inventory, $177 in inventory work-in process and $1,330 in raw materials as of June 30, 2016.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months ended March 31, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2017 our sole director loaned to the Company $23,967. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $23,967 as of March 31, 2017 and $10,177 as of June 30, 2016, respectively.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 5 – FIXED ASSETS

	Equipment	Website		Totals
Cost
As at June 30, 2015	$5,200	$300		$5,500
Additions	4,215	-		4,215
Disposals	-	-		-
As at June 30, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at September 30, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at December 31, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at March 31, 2017	$9,415	$300		$9,715

Depreciation
As at June 30, 2015	$(124)	$(75)	$	$ (199)
Change for the year	(793)	(225)		(1,018)
As at June 30, 2016	$(917)	$(300)		$(1,217)
Change for the period	(336)	(-)		(336)
As at September 30, 2016	$(1,253)	$(300)		$(1,553)
Change for the period	(336)	(-)		(336)
As at December 31, 2016	$(1,589)	$(300)		$(1,889)
Change for the period	(337)	(-)		(337)
As at March 31, 2017	$(1,926)	$(300)		$(2,226)

Net book value	$7,489	$-		$7,489

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In May, 2015 the Company issued a total of 2,000,000 common shares for cash contribution of $2,000 at $0.001 per share to its founder and sole executive officer Anatoliy Kanev.

The Company has  returned the part of the shares sold to shareholders during March-June 2016.

During March, 2016 the Company issued a total of 60,000 common shares for cash contribution of $2,400 at $0.04 per share.

During April, 2016 the Company issued a total of 225,000 common shares for cash contribution of $9,000 at $0.04 per share.

During May, 2016 the Company issued a total of 120,000 common shares for cash contribution of $4,800 at $0.04 per share.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 6 – COMMON STOCK (CONTINUED)

During June 2016 , the Company issued a total of 35,000 common shares for cash contribution of $1,400 at $0.04 per share.

In January 2017, the Company rescinded the offering of 320,000 shares sold to certain shareholders during March to June 2016.   The shares were returned by twenty investors, and the Company refunded monies invested. The Company rescinded the offering to these shareholders due to the discovery of forged identification provided by the investors.

There were 2,120,000 shares of common stock issued and outstanding as of March 31, 2017.

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

The Company has no tax position at March 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at March 31, 2017 was approximately $8,502. The net change in valuation allowance during the nine months ended March 31, 2017 was $2,176. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $25,008 at March 31, 2017, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	March 31, 2017	June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(25,008)	$(18,607)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-
Total deferred tax assets	$(8,502)	$(6,326)
Valuation allowance	8,502	6,326
Net deferred tax assets	$-	$-

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 8 – INCOME TAXES (CONTINUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended March 31, 2017 as follows:

	Nine months ended March 31, 2017	Nine months ended March 31, 2016

Computed "expected" tax expense (benefit)	$(2,176)	$ (2,380)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$2,176	$ 2,380
Actual tax expense (benefit)	$-	$ -

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Working area                                700mmЧ400mm

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month periods ended March 31, 2017 and March 31, 2016:

Revenue and cost of goods sold

For the three month period ended March 31, 2017 and  March 31, 2016 the Company generated total revenue of $3,300 and $2,860 respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended March 31, 2017 and March 31, 2016 was $152 and $521 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales and cooperation with new customers. The increase in gross profit for the three month period ended March 31, 2017 compared to March 31, 2016 is due an increase in revenues along with purchasing of different, cheaper raw materials.

For the nine month period ended March 31, 2017 and  March 31, 2017 the Company generated total revenue of $19,626 and $7,295 respectively, from selling laser engraving products to its customers. The cost of goods sold for the nine month period ended March 31, 2017 and March 31, 2016 was $2,240 and $1,476 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales and cooperation with new customers. The increase in gross profit for the nine month period ended March 31, 2017 compared to March 31, 2016 is due to an increase in revenues along with purchasing of different, cheaper raw materials.

Operating expenses

Total operating expenses for the three month period ended March 31, 2017 and March 31, 2016, were $7,194 and $3,408, respectively. The operating expenses included accounting/audit fees of $1,750 for the three month period ended March 31, 2017 and $1,750 for the three month period ended March 31, 2016; depreciation expense of $337 for the three month period ended March 31, 2017 and $261 for the three month period ended March 31, 2016; bank charges of $1,158 for the three month period ended March 31, 2017 and $177 for the three month period ended March 31, 2016; regulatory filings of $0 for the three month period ended March 31, 2017 and $620 for the three month period ended March 31, 2016; rent expense of $450 for the three month period ended March 31, 2017 and $450 for the three month period ended March 31, 2016 and a legal fees of $3,500 for the three month period ended March 31, 2017 and $150 for the three month period ended March 31, 2016.

Total operating expenses for the nine month period ended March 31, 2017 and March 31, 2016, were $23,787 and $12,819, respectively. The operating expenses included accounting/audit fees of $7,000 for the nine month period ended March 31, 2017 and $6,750 for the nine month period ended March 31, 2016; depreciation expense of $1,008 for the nine month period ended March 31, 2017 and $782 for the nine month period ended March 31, 2016; bank charges of $1,627 for the nine month period ended March 31, 2017 and $433 for the nine month period ended March 31, 2016; regulatory filings of $6,200 for the nine month period ended March 31, 2017 and $1,554 for the nine month period ended March 31, 2017; rent expense of $1,452 for the nine month period ended March 31, 2017 and $1,350 for the nine month period ended March 31, 2016 and a legal fees of $6,500 for the nine month period ended March 31, 2017 and $1,950 for the nine month period ended March 31, 2016.

Net Loss

The net loss for the three month period ended March 31, 2017 and March 31, 2016 was $4,046 and $1,069 respectively.

The net loss for the nine month period ended March 31, 2017 and March 31, 2016 was $6,401 and $7,000 respectively.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2017, the Company had cash of $635 ($1,963 as of June 30, 2016). Furthermore, the Company had a working capital deficit of $25,697 ($7,505 as of June 30, 2016). The increase in working capital deficit is attributed to losses from operations realized due to increasing operating activities of the business without generating commensurate revenue.

During the nine month period ended March 31, 2017, the Company used $2,318 of cash in operating activities due to its net loss and decrease in raw material inventory of $1,372, decrease in prepaid rent of $402, increase in deferred revenue of $1,300 and depreciation of $1,008.

During the nine month period ended March 31, 2017, the Company used no cash in investing activities.

During the nine month period ended March 31, 2017, the Company generated $990 cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended March 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2017.

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

UNICOBE CORP.

Date: May 11, 2017	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)