Form 10-K
period 2017-06-30
UNICOBE CORP.
filed 2017-10-03
CIK 1652871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,120,000 common shares issued and outstanding as of September 20, 2017.

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

In General

We were incorporated in the State of Nevada on May 19, 2014. We just recently started our operations. Our business is the application of various types and shapes of laser engravings onto glass billets and distribution thereof primarily in Bulgaria and neighboring countries.

Our products can be divided into three categories: 1) mass market tourist souvenirs; 2) corporate gifts, souvenirs and insignia; 3) individually designed laser engraved glass products for personal use as an element of interior design or memento. Success of our business plan will depend on the flow of tourists, business climate and economic progress of Bulgaria and the region. A downturn of tourism particularly and corporate sector in general can adversely affect our intended business.

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

Unicobe Corp. has purchased two 3D Crystal Laser engraving machines from a Chinese vendor. This machines has more modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items. Unicobe Corp. has the ability to manufacture such original items as, for example:

• Advertising or corporate glass souvenirs with brand identity of the customer;

• High-end souvenir-like glass gifts and awards;

• Custom designed nameplates.

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

One of our biggest competitive advantages is that our engraving machines are modern and efficient. This means that we are able to produce more products at the same period of time using fewer resources such as electricity, accompanying raw materials and consumables for the machine. The modern machine that is at our disposal also provides a wider range of creative possibilities at creating laser-engraved products, therefore allowing for another serious competitive advantage. Faster delivery time by Unicobe Corp., first of all, means the way we see our interaction with individual clients. One of the business operations of Unicobe Corp. is the selling of glass products manufactured according to the unique designs submitted by individual clients dedicated to special occasions, events, memorable moments etc.

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

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this prospectus we have already purchased a website (www.unicobecorp.com) and plan to develop it. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

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

Description of property

The Company has signed a Rental Agreement dated April 28, 2017 with Elica Valentinova for one-year term with the opportunity of expansion. The monthly rental fee is $150. The Company has reentered a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

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

Employees; Identification of Certain Significant Employees

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

After the effective date of the registration statement, we intend to try to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc., or FINRA, to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a liquid or viable market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

We have issued 2,120,000 shares of our common stock since our inception on May 19, 2014. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

We have 9 shareholders of record of our common stock as of the date of this report.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2017 and June 30, 2016.  We have not paid any cash dividends since May 19, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In May 2015, the Company issued a total of 2,000,000 common shares for cash contribution of $2,000 at $0.001 per share to its founder and sole executive officer Anatoliy Kanev.

During March 2016, the Company issued a total of 60,000 common shares for cash contribution of $2,400 at $0.04 per share.

During April 2016, the Company issued a total of 225,000 common shares for cash contribution of $9,000 at $0.04 per share.

During May 2016, the Company issued a total of 120,000 common shares for cash contribution of $4,800 at $0.04 per share.

During June 2016, the Company issued a total of 35,000 common shares for cash contribution of $1,400 at $0.04 per share.

In January 2017, the Company rescinded the offering of 320,000 shares sold to certain shareholders during March to June 2016.  The shares were returned by twenty investors, and the Company refunded $12,800 invested. The Company rescinded the offering to these shareholders due to the discovery of forged identification provided by the investors.

There were 2,120,000 shares of common stock issued and outstanding as of June 30, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the year ended June 30, 2016 and June 30, 2017:

Revenue and cost of goods sold

For the year ended June 30, 2016 and June 30, 2017 the Company generated total revenue of $9,095 and $35,426 respectively, from selling laser engravings products to its customer. The cost of goods sold for the year ended June 30, 2016 and June 30, 2017 was $2,317 and $3,763 respectively, which represent the cost of raw materials and overhead. Such increase in gross profit is due to using cheaper raw materials.

Operating expenses

Total operating expenses for the year ended June 30, 2016 and June 30, 2017, were $25,366 and $26,628 respectively. The operating expenses included accounting fees of $8,500 for year ended June 30, 2016 and $8,750 for the year ended June 30, 2017; bank charges of $693 for the year ended June 30, 2016 and $1,917 for the year ended June 30, 2017; depreciation expense of $1,018 for the year ended June 30, 2016 and $1,345 for the year ended June 30, 2017; regulatory filings of $12,124 for the year ended June 30, 2016 and $6,200 for the year ended June 30, 2017; computer and internet expenses of $0 for the year ended June 30, 2016 and $15 for the year ended June 30, 2017;legal fees of $1,950 for the year ended June 30, 2016 and $6,500 for the year ended June 30, 2017and a rent expense of $1,080 for the year ended June 30, 2016 and $1,902 for the year ended June 30, 2017.

Net Loss

The net loss/income for the year ended June 30, 2016 and June 30, 2017 was loss $18,588 and income $5,035 respectively.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2017, the Company had cash of $1,555 ($1,963 as of June 30, 2016). Furthermore, the Company had a working capital deficit of $13,925 ($7,505 as of June 30, 2016). The increase in working capital deficit is due to increasing operating activities of the business without generating commensurate revenue.

During the year ended June 30, 2017, the Company used $1,398 of cash in operating activities due to its net income and increase in raw material inventory of $4,428, increase in prepaid rent of $2,150, decrease in deferred revenue of $1,200 and depreciation of $1,345.

During the year ended June 30, 2017, the Company used no cash in investing activities.

During the year ended June 30, 2017, the Company generated $990 cash in financing due to loan from director and return of common stock proceeds.

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

Critical Accounting Policies

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended June 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended June 30, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

UNICOBE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Unicobe Corp.

We have audited the accompanying balance sheets of Unicobe Corp. (the Company) as of June 30, 2017 and 2016, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicobe Corp. as of June 30, 2017 and June 30, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and has not established stable revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
September 29, 2017

240 N. East Promontory
Suite 200
Farmington, Utah 84025
(T) 801.218.3523

heatoncpas.com

UNICOBE CORP.

BALANCE SHEETS

AS OF JUNE 30, 2017 AND JUNE 30, 2016

ASSETS	June 30, 2017	June 30, 2016
Current Assets
Cash and cash equivalents	$1,555	$1,963
Inventory	5,935	1,507
Prepaid Expenses	2,552	402
Total Current Assets	10,042	3,872

Fixed Assets
Equipment/Website	7,153	8,498
Total Fixed Assets	7,153	8,498

Total Assets	$17,195	$12,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$-	$1,200
Loan from director	23,967	10,177
Total Current Liabilities	23,967	11,377

Total Liabilities	23,967	11,377

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,440,000 shares issued and outstanding respectively	2,120	2,440
Additional paid-in capital	4,680	17,160
Retained deficit	(13,572)	(18,607)
Total Stockholders’ Equity (Deficit)	(6,772)	993
Total Liabilities and Stockholders’ Equity (Deficit)	$17,195	$12,370

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

	Year Ended June 30, 2017	Year Ended June 30, 2016

REVENUES	$35,426	$9,095
Cost of Goods Sold	3,763	2,317
Gross Profit	31,663	6,778

OPERATING EXPENSES
General and Administrative Expenses	26,628	25,366
TOTAL OPERATING EXPENSES	(26,628)	(25,366)

NET INCOME (LOSS) FROM OPERATIONS	5,035	(18,588)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$5,035	$(18,588)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,107,709

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

YEARS ENDED JUNE 30, 2017 AND 2016

	Common Stock		Additional Paid-in	Deficit Accumulated	Total Stockholders’
	Shares	Amount	Capital		Equity

Balance, June 30, 2015	2,000,000	$2,000	$-	$(19)	$1,981

Shares issued for cash at $0.04 per share for the period ended June 30, 2016	440,000	440	17,160	-	17,600

Net loss for the year ended June 30, 2016	-	-	-	(18,588)	(18,588)

Balance, June 30, 2016	2,440,000	$2,440	$17,160	$(18,607)	$993
Shares returned/cancelled and money returned	(320,000)	(320)	(12,480)	-	(12,800)

Net loss for the year ended June 30, 2017	-	-	-	(5,035)	(5,035)

Balance, June 30, 2017	2,120,000	$2,120	$4,680	$(13,572)	$(6,772)

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2017 AND JUNE 30, 2016

	Year Ended June 30, 2017	Year Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$5,035	$(18,588)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	1,345	1,018
Prepaid Expenses	(2,150)	198
Inventory	(4,428)	(757)
Deferred Revenue	(1,200)	(1,980)
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,398)	(20,109)

CASH FLOWS FROM INVESTING ACTIVITIES Purchase of Fixed Assets (5,500) CASH FLOWS USED IN INVESTING ACTIVITIES (5,500)	-	(4,215)
	-	(4,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	17,600
Return of common stock proceeds	(12,800)	-
Proceeds from director loan	13,790	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	990	17,600

NET INCREASE (DECREASE) IN CASH	(408)	(6,724)

Cash, beginning of period	1,963	8,687

Cash, end of period	$1,555	$1,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $35,426 revenues as of June 30, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,555 of cash as of June 30, 2017 and $1,963 as of June 30, 2016.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,552 in prepaid rent as of June 30, 2017 and $402 as of June 30, 2016.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $5,935 in raw materials as of June 30, 2017 and a total of $1,507 in inventory, $177 in inventory work-in process and $1,330 in raw materials as of June 30, 2016.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Our customers have a right of return of the products for one month from the invoice date. Our customers Bonma Ltd., Zazzl Ltd. and Palex Ltd. are the customers, with which we have sales greater than 10% of total revenues.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended June 30, 2017 and 2016 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended June 30, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2017 our sole director has loaned a total of $23,967 to the Company. This loan is unsecured, non-interest bearing and due on demand.

The director loaned $13,790 to the Company during the year ended June 30, 2017 ($0 – 2016).  The balance due to the director was $23,967 as of June 30, 2017 and $10,177 as of June 30, 2016, respectively.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTE 5 – FIXED ASSETS

	Equipment	Website		Totals
Cost
As at June 30, 2015	$5,200	$300		$5,500
Additions	4,215	-		4,215
Disposals	-	-		-
As at June 30, 2016	$9,415	$300		$9,715
Additions	-	-		-
Disposals	-	-		-
As at June 30, 2017	$9,415	$300		$9,715

Depreciation
As at June 30, 2015	$(124)	$(75)	$	$ (199)
Change for the year	(793)	(225)		(1,018)
As at June 30, 2016	$(917)	$(300)		$(1,217)
Change for the period	(1,345)	(-)		(1,345)
As at June 30, 2017	$(2,262)	$(300)		$(2,562)

Net book value	$7,153	$-		$7,153

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In May 2015, the Company issued a total of 2,000,000 common shares for cash contribution of $2,000 at $0.001 per share to its founder and sole executive officer Anatoliy Kanev.

During March 2016, the Company issued a total of 60,000 common shares for cash contribution of $2,400 at $0.04 per share.

During April 2016, the Company issued a total of 225,000 common shares for cash contribution of $9,000 at $0.04 per share.

During May 2016, the Company issued a total of 120,000 common shares for cash contribution of $4,800 at $0.04 per share.

During June 2016, the Company issued a total of 35,000 common shares for cash contribution of $1,400 at $0.04 per share.

In January 2017, the Company rescinded the offering of 320,000 shares sold to certain shareholders during March to June 2016.  The shares were returned by twenty investors, and the Company refunded $12,800 invested. The Company rescinded the offering to these shareholders due to the discovery of forged identification provided by the investors.

There were 2,120,000 shares of common stock issued and outstanding as of June 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has signed a Rental Agreement dated April 28, 2017 with Elica Valentinova for one-year term with the opportunity of expansion. The monthly rental fee is $150. The Company has reentered a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at June 30, 2017 was approximately $4,614. The net change in valuation allowance during the year ended June 30, 2017 was $(1,712). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2017.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $13,572 at June 30, 2017, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	June 30, 2017	June 30, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(13,572)	$(18,607)
Stock based compensation	-	-
Inventory obsolescence	-	-
Accrued officer compensation	-	-
Total temporary differaces	$(13,572)	$(18,607)
Total deferred tax assets	$(4,614)	$(6,326)
Valuation allowance	4,614	6,326
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended June 30, 2017 as follows:

	Year ended June 30, 2017	Year ended June 30, 2016

Computed "expected" tax expense (benefit)	$1,712	$(6,326)
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$(1,712)	$6,326
Actual tax expense (benefit)	$-	$-

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND JUNE 30, 2016

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of June 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Mr. Kanev has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on May 19, 2014.  Mr. Kanev owns 94.4% of the outstanding shares of our common stock. For the past five years he has been a sales manager and then a senior manager at Eurobuses Group LLC (business consultancy services). Mr. Kanev intends to devote close to 75% of his time to planning and organizing activities of Unicobe Corp.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us as of June 30, 2017 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Anatoliy Kanev President	July 1, 2016-June 30, 2017	0	0	0	0	0	0	0	0
	July 1, 2015- June 30, 2016	0	0	0	0	0	0	0	0

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

DIRECTOR’S COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Anatoliy Kanev	July 1, 2016-June 30, 2017	0	0	0	0	0	0	0
	July 1, 2015- June 30, 2016	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address Beneficial Owner	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering	Percentage of Ownership After the Offering
Anatoliy Kanev	2,000,000	100%	2,120,000	94.4%

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

As we are a “shell company” as that term is defined by the applicable federal securities laws, because of the nature and amount of our assets and our very limited operations, applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. As result, one year after we cease being a “shell company”, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us, to cease being a “shell company”, we must have more than nominal operations history and more assets and revenues.

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

The percent of class is based on 2,120,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of June 30, 2017, a director had loaned $23,967 ($10,177 as of June 30, 2016) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2017 and 2016, we incurred approximately $8,750 and $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements. During fiscal year ended June 30, 2017 and 2016, we incurred $0 in tax and other fees.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on Oсtober 3, 2017.

UNICOBE CORP.

By:	/s/	Anatoliy Kanev
	Name:	Anatoliy Kanev
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)