Form 10-Q
period 2017-09-30
UNICOBE CORP.
filed 2017-11-02
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of September 30, 2017 there were 2,120,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017

ASSETS	September 30, 2017 (Unaudited)	June 30, 2017
Current Assets
Cash and cash equivalents	$4,248	$1,555
Inventory	5,195	5,935
Accounts receivable	13,244	-
Prepaid Expenses	1,941	2,552
Total Current Assets	24,628	10,042

Fixed Assets
Equipment/Website	6,817	7,153
Total Fixed Assets	6,817	7,153

Total Assets	$31,445	$17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loans	$23,967	$23,967
Accounts payable	3,500	-
Deferred revenue	13,244	-
Total Current Liabilities	40,711	23,967

Total Liabilities	40,711	23,967

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,120,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	2,120	2,120
Additional paid-in capital	4,680	4,680
Accumulated deficit	(16,066)	(13,572)
Total Stockholders’ Equity (Deficit)	(9,266)	(6,772)
Total Liabilities and Stockholders’ Equity(Deficit)	$31,445	$17,195

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

REVENUES	$6,945	$12,766
Cost of Goods Sold	741	1,794
Gross Profit	6,204	10,972

OPERATING EXPENSES
General and Administrative Expenses	8,698	12,391
TOTAL OPERATING EXPENSES	(8,698)	(12,391)

NET INCOME (LOSS) FROM OPERATIONS	(2,494)	(1,419)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(2,494)	$(1,419)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,440,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,494)	$(1,419)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	336	336
Changes in operating assets and liabilities
Prepaid Expenses	611	(48)
Inventory	740	927
Accounts Receivable	(13,244)	-
Accounts Payable	3,500	-
Deferred Revenue	13,244	(1,200)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,693	(1,404)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	2,693	(1,404)

Cash, beginning of period	1,555	1,963

Cash, end of period	$4,248	$559

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of September 30, 2017.  The Company currently has losses, negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,248 of cash as of September 30, 2017 and $1,555 as of June 30, 2017.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,941 in prepaid rent as of September 30, 2017 and $2,552 as of June 30, 2017.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $1,294 in raw materials and $3,901 in finished goods as of September 30, 2017, and $5,935 in raw materials as of June 30, 2017.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended September 30, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2017 our sole director loaned to the Company $23,967. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $23,967 as of September 30, 2017 and $23,967 as of June 30, 2017, respectively.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2016	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at June 30, 2017	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at September 30, 2017	$9,415	$300	$9,715

Depreciation
As at June 30, 2016	$(917)	$(300)	$(1,217)
Change for the period	(1,345)	(-)	(1,345)
As at June 30, 2017	$(2,262)	$(300)	$(2,562)
Change for the period	(336)	(-)	(336)
As at September 30, 2017	$(2,598)	$(300)	$(2,898)

Net book value	$6,817	$-	$6,817

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

There were 2,120,000 shares of common stock issued and outstanding as of September 30, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has reentered a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended September 30, 2017 and 2016:

Revenue and cost of goods sold

For the three month period ended September 30, 2017 and 2016 the Company generated total revenue of $6,945 and $12,766 respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended September 30, 2017 and 2016 was $741 and $1,794 respectively, which represent the cost of raw materials. The decrease in revenue is due to an decrease in sales and searching for cooperation with new customers.

Operating expenses

Total operating expenses for the three month period ended September 30, 2017 and 2016, were $8,698 and $12,391, respectively. The operating expenses included accounting/audit fees of $4,500 for the three month period ended September 30, 2017 and $3,500 for the three month period ended September 30, 2016; depreciation expense of $336 for the three month period ended September 30, 2017 and $336 for the three month period ended September 30, 2016; bank charges of $152 for the three month period ended September 30, 2017 and $303 for the three month period ended September 30, 2016; regulatory filings of $100 for the three month period ended September 30, 2017 and $6,200 for the three month period ended September 30, 2016; rent expense of $610 for the three month period ended September 30, 2017 and $552 for the three month period ended September 30, 2016 and a legal fees of $3,000 for the three month period ended September 30, 2017 and $1,500 for the three month period ended September 30, 2016.

Net Loss

The net loss for the three month period ended September 30, 2017 and 2016 was $2,494 and $1,419 respectively.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2017, the Company had cash of $4,248 ($1,555 as of June 30, 2017). Furthermore, the Company had a working capital deficit of $16,083 ($13,925 as of June 30, 2017). The increase in working capital deficit is attributed to increase in deferred revenue and not generating commensurate revenue.

During the three month period ended September 30, 2017, the Company used $2,693 of cash in operating activities due to its net loss and decrease in raw material inventory of $740, decrease in prepaid rent of $6110, increase in accounts receivable of $13,244; increase in deferred revenue of $13,244; increase in accounts payable of $3,500  and depreciation of $336.

During the three month period ended September 30, 2017, the Company used no cash in investing activities.

During the three month period ended September 30, 2017, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended September 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2017.

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

UNICOBE CORP.

Date: November 2, 2017	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)