Form 10-Q
period 2017-12-31
UNICOBE CORP.
filed 2018-02-07
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2017

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition  period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of January 30, 2018 there were 2,120,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND JUNE 30, 2017

ASSETS	December 31, 2017 (Unaudited)	June 30, 2017

Cash and cash equivalents	$ 508	$ 1,555
Inventory	1,293	5,935
Accounts receivable	11,494	-
Prepaid Expenses	1,252	2,552
Total Current Assets	14,547	10,042

Fixed Assets
Equipment/Website	6,480	7,153
Total Fixed Assets	6,480	7,153

Total Assets	$ 21,027	$ 17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loans	$ 23,967	$ 23,967
Total Current Liabilities	23,967	23,967

Total Liabilities	23,967	23,967

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,120,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	2,120	2,120
Additional paid-in capital	4,680	4,680
Accumulated deficit	(9,740)	(13,572)
Total Stockholders’ Equity (Deficit)	(2,940)	(6,772)
Total Liabilities and Stockholders’ Equity(Deficit)	$ 21,027	$ 17,195

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

REVENUES	$ 13,244	$ 3,560	$ 20,189	$ 16,326
Cost of Goods Sold	3,901	294	4,642	2,088
Gross Profit	9,343	3,266	15,547	14,238

OPERATING EXPENSES
General and Administrative Expenses	3,016	4,202	11,715	16,593
TOTAL OPERATING EXPENSES	(3,016)	(4,202)	(11,715)	(16,593)

NET INCOME (LOSS) FROM OPERATIONS	6,327	(936)	3,832	(2,355)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 6,327	$ (936)	$ 3,832	$ (2,355)

NET LOSS PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,440,000	2,120,000	2,440,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 3,832	$ (2,355)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	673	672
Changes in operating assets and liabilities
Prepaid Expenses	1,300	(48)
Inventory	4,642	1,221
Accounts Receivable	(11,494)	-
Deferred Revenue	-	(1,200)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,047)	(1,710)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(1,047)	(1,710)

Cash, beginning of period	1,555	1,963

Cash, end of period	$ 508	$ 253

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of December 31, 2017.  The Company currently has income, negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $508 of cash as of December 31, 2017 and $1,555 as of June 30, 2017.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,252 in prepaid rent as of December 31, 2017 and $2,552 as of June 30, 2017.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $1,293 in raw materials as of December 31, 2017, and $5,935 in raw materials as of June 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of a laser-engraving machine is 7 years and the current version of the web site is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  Our customers have a right of return of the products for one month from the invoice date. Sales made to customers are recorded as deferred revenue until the right of return period has passed.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended December 31, 2017 and 2016 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of December 31, 2017, our sole director loaned to the Company $23,967. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $23,967 as of December 31, 2017 and $23,967 as of June 30, 2017, respectively.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2016	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at June 30, 2017	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at December 31, 2017	$9,415	$300	$9,715

Depreciation
As at June 30, 2016	$(917)	$(300)	$(1,217)
Change for the period	(1,345)	(-)	(1,345)
As at June 30, 2017	$(2,262)	$(300)	$(2,562)
Change for the period	(673)	(-)	(673)
As at December 31, 2017	$(2,935)	$(300)	$(3,235)

Net book value	$6,480	$-	$6,480

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

There were 2,120,000 shares of common stock issued and outstanding as of December 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company renewed a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our products can be divided into three categories: 1) mass market tourist souvenirs; 2) corporate gifts, souvenirs and insignia; 3) individually designed laser engraved glass products for personal use as an element of interior design or memento. The success of our business plan will depend on the flow of tourists, business climate and economic progress of Bulgaria and the region. A downturn of tourism particularly and of the corporate sector in general can adversely affect our intended business.

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

Three main categories of our clients are:

•

Tourists coming to spend their vacations in Bulgaria and neighboring countries. First of all, we rely on the tourism potential of Bulgaria. In 2013, 9.2 million tourists visited Bulgaria. Tourists from Greece, Romania and Turkey comprise 40% of all persons visiting the country. The tourism sector in Bulgaria constituted 13.6% of GDP, having provided for 111,856 workplaces in 2013. During three summer months of 2013 the average amount of tourists in Bulgaria reached 1.5 million persons per month, 61% of whom came from the European Union, which, in turn, suggests potential demand for our products. In the recent years, the average annual increment of tourists in Bulgaria increase of 6%. When marketing our products to this segment of the market we plan to cooperate with both local retailers of tourist products (tourist shops, kiosks, tents etc.), and larger wholesalers (tourist agencies, retail chains etc.).

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

Competition

We know that there are a number of obstacles to entering the market of laser engravings on glass objects and the competition is rather high. There are several companies (Smartarts and Laser D) that offer similar services and products and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. But a review of products of our competitors shows that our products are more exclusive, our assortment of products is wider, delivery times are faster, quality is better, approaches to business are more flexible and, very importantly, our equipment is more modern and efficient than that of the competitors, which gives us good chances for occupying a considerable market niche. Attracting new customers will be also supported by a client-oriented approach of Unicobe Corp., accentuating practical mutually beneficial cooperation with all the clients.

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

Description of property

The Company has signed a Rental Agreement with Elica Valentinova for a one-year term with the opportunity of expansion. The original monthly rental fee was $150. The Company has reentered a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month periods ended December 31, 2017 and 2016:

Revenue and cost of goods sold

For the three month period ended December 31, 2017 and  2016 the Company generated total revenue of $13,244 and $3,560 respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended December 31, 2017 and 2016 was $3,901 and $294 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales to our customers.

For the six month period ended December 31, 2017 and  2016 the Company generated total revenue of $20,189 and $16,326 respectively, from selling laser engraving products to its customers. The cost of goods sold for the six month period ended December 31, 2017 and 2016 was $4,642 and $2,088 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales to our customers.

Operating expenses

Total operating expenses for the three month period ended December 31, 2017 and 2016, were $3,016 and $4,202, respectively. The operating expenses included accounting/audit fees of $1,750 for the three month period ended December 31, 2017 and $1,750 for the three month period ended December 31, 2016; depreciation expense of $336 for the three month period ended December 31, 2017 and $336 for the three month period ended December 31, 2016; bank charges of $140 for the three month period ended December 31, 2017 and $166 for the three month period ended December 31, 2016; regulatory filings of $100 for the three month period ended December 31, 2017 and $0 for the three month period ended December 31, 2016; rent expense of $690 for the three month period ended December 31, 2017 and $450 for the three month period ended December 31, 2016 and a legal fees of $0 for the three month period ended December 31, 2017 and $1,500 for the three month period ended December 31, 2016.

Total operating expenses for the six month period ended December 31, 2017 and 2016, were $11,715 and $16,593, respectively. The operating expenses included accounting/audit fees of $6,250 for the six month period ended December 31, 2017 and $5,250 for the six month period ended December 31, 2016; depreciation expense of $673 for the six month period ended December 31, 2017 and $672 for the six month period ended December 31, 2016; bank charges of $292 for the six month period ended December 31, 2017 and $469 for the six month period ended December 31, 2016; regulatory filings of $200 for the six month period ended December 31, 2017 and $6,200 for the six month period ended December 31, 2016; rent expense of $1,300 for the six month period ended December 31, 2017 and $1,002 for the six month period ended December 31, 2016 and a legal fees of $3,000 for the six month period ended December 31, 2017 and $3,000 for the six month period ended December 31, 2016.

Net Loss

The net income/loss for the three month period ended December 31, 2017 and 2016 was income of $6,327 and a loss of $936 respectively.

The net income/loss for the six month period ended December 31, 2017 and 2016 was income of $3,832 and a loss of $2,355 respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2017, the Company had cash of $508 ($1,555 as of June 30, 2017). Furthermore, the Company had a working capital deficit of $9,420 ($13,925 as of June 30, 2017). The increase in working capital deficit is attributed to increase in operating expenses and not generating commensurate revenue.

During the six month period ended December 31, 2017, the Company used $1,047 of cash in operating activities due to its net income and decrease in raw material inventory of $4,642, decrease in prepaid rent of $1,300, increase in accounts receivable of $11,494 and depreciation of $673.

During the six month period ended December 31, 2017, the Company used no cash in investing activities.

During the six month period ended December 31, 2017, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the six months ended December 31, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended December 31, 2017.

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

UNICOBE CORP.

Date: February 6, 2018	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)