Form 10-K/A
period 2017-06-30
UNICOBE CORP.
filed 2018-02-13
CIK 1652871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-206916

UNICOBECORP.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,120,000 common shares issued and outstanding as of September 20, 2017.

EXPLANATORY NOTE

Unicobe Corp.is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2017, originally filed with the U.S. Securities and Exchange Commission onOctober 3, 2017 (the “Original Form 10-K”),  to add the certifications filed as Exhibits 31.1 and 32.1 to the Original Form 10-K,  thatwere not submitted inadvertently. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and, other than the filing of the certifications of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) (exhibit 31.1) and pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (exhibit 32.1), does not modify or update the disclosures in the Original Form 10-K in any way.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the year ended June 30, 2016 and June 30, 2017:

Revenue and cost of goods sold

For the year ended June 30, 2016 and June 30, 2017 the Company generated total revenue of $9,095 and $35,426 respectively, from selling laser engravingsproducts to its customer. The cost of goods sold for the year ended June 30, 2016 and June 30, 2017 was $2,317 and $3,763 respectively, which represent the cost of raw materials and overhead.Such increase in gross profit is due to using cheaper raw materials.

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

Cashand Cash Equivalents

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,552 in prepaid rent as of June 30, 2017and $402 as of June 30, 2016.

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

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2017 our sole directorhasloaned a total of $23,967 to the Company.This loan is unsecured, non-interest bearing and due on demand.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A . Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on February 13, 2017.

UNICOBE CORP.

By:	/s/	Anatoliy Kanev
	Name:	Anatoliy Kanev
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)