Form 10-Q
period 2018-03-31
UNICOBE CORP.
filed 2018-05-07
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

Yes [  ] No [X]

As of March 31, 2018 there were 2,120,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF MARCH 31, 2018 AND JUNE 30, 2017

ASSETS	March 31, 2018 (Unaudited)	June 30, 2017

Cash and cash equivalents	$ 1,101	$ 1,555
Inventory	1,293	5,935
Accounts receivable	7,894	-
Prepaid Expenses	562	2,552
Total Current Assets	10,850	10,042

Fixed Assets
Equipment/Website	6,144	7,153
Total Fixed Assets	6,144	7,153

Total Assets	$ 16,994	$ 17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Loans	$ 23,967	$ 23,967
Total Current Liabilities	23,967	23,967

Total Liabilities	23,967	23,967

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,120,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	2,120	2,120
Additional paid-in capital	4,680	4,680
Accumulated deficit	(13,773)	(13,572)
Total Stockholders’ Equity (Deficit)	(6,973)	(6,772)
Total Liabilities and Stockholders’ Equity(Deficit)	$ 16,994	$ 17,195

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017

REVENUES	$ -	$ 3,300	$ 20,189	$ 19,626
Cost of Goods Sold	-	152	4,642	2,240
Gross Profit	-	3,148	15,547	17,386

OPERATING EXPENSES
General and Administrative Expenses	4,033	7,194	15,748	23,787
TOTAL OPERATING EXPENSES	(4,033)	(7,194)	(15,748)	(23,787)

NET INCOME (LOSS) FROM OPERATIONS	(4,033)	(4,046)	(201)	(6,401)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (4,033)	$ (4,046)	$ (201)	$ (6,401)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,120,000	2,120,000	2,220,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (201)	$ (6,401)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	1,009	1,009
Changes in operating assets and liabilities
Prepaid Expenses	1,990	402
Inventory	4,642	1,372
Accounts Receivable	(7,894)	-
Deferred Revenue	-	1,300
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(454)	(2,318)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	-	13,790
Return of common stock proceeds	-	(12,800)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	990

NET INCREASE (DECREASE) IN CASH	(454)	(1,328)

Cash, beginning of period	1,555	1,963

Cash, end of period	$ 1,101	$ 635

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of March 31, 2018.  The Company currently has income, negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,101 of cash as of March 31, 2018 and $1,555 as of June 30, 2017.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $562 in prepaid rent as of March 31, 2018 and $2,552 as of June 30, 2017.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $1,293 in raw materials as of March 31, 2018, and $5,935 in raw materials as of June 30, 2017.

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

Doubtful accounts

The provision for doubtful debts is the estimated amount of bad debt that will arise from accounts receivable that have been issued but not yet collected. Companies often reserve for uncollectable customer cash payments when invoices are past their due dates. The formal collections process occurs when a customer’s account becomes past due, based on the invoice date. The Company had $7,894 in accounts receivable as of March 31, 2018 and $0 as of June 30, 2017.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the nine months ended March 31, 2018 and 2017 there were no differences between our comprehensive loss and net loss.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2018, our sole director loaned to the Company $23,967. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $23,967 as of March 31, 2018 and $23,967 as of June 30, 2017, respectively.

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2016	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at June 30, 2017	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at March 31, 2018	$9,415	$300	$9,715

Depreciation
As at June 30, 2016	$(917)	$(300)	$(1,217)
Change for the period	(1,345)	(-)	(1,345)
As at June 30, 2017	$(2,262)	$(300)	$(2,562)
Change for the period	(1,009)	(-)	(1,009)
As at March 31, 2018	$(3,271)	$(300)	$(3,571)

Net book value	$6,144	$-	$6,144

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

There were 2,120,000 shares of common stock issued and outstanding as of March 31, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company renewed a rental agreement for a $230 monthly fee since August 1, 2017 to September 1, 2018.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month periods ended March 31, 2018 and 2017:

Revenue and cost of goods sold

For the three month periods ended March 31, 2018 and 2017 the Company generated total revenue of $0 and $3,300 respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended March 31, 2018 and 2017 was $0 and $152 respectively, which represent the cost of raw materials. We had no sales over the past quarter because we were actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the nearest future we expect an increase in sales due to the introduction of our new product line to well-studied markets.

For the nine month period ended March 31, 2018 and 2017 the Company generated total revenue of $20,189 and $19,626 respectively, from selling laser engraving products to its customers. The cost of goods sold for the nine month period ended March 31, 2018 and 2017 was $4,642 and $2,240 respectively, which represent the cost of raw materials. The increase in revenue is due to an increase in sales to our customers.

Operating expenses

Total operating expenses for the three month period ended March 31, 2018 and 2017, were $4,033 and $7,194, respectively. The operating expenses included accounting/audit fees of $1,750 for the three month period ended March 31, 2018 and $1,750 for the three month period ended March 31, 2017; depreciation expense of $336 for the three month period ended March 31, 2018 and $337 for the three month period ended March 31, 2017; bank charges of $157 for the three month period ended March 31, 2018 and $1,158 for the three month period ended March 31, 2017; regulatory filings of $100 for the three month period ended March 31, 2018 and $0 for the three month period ended March 31, 2017; rent expense of $690 for the three month period ended March 31, 2018 and $450 for the three month period ended March 31, 2017 and a legal fees of $1,000 for the three month period ended March 31, 2018 and $3,500 for the three month period ended March 31, 2017.

Total operating expenses for the nine month period ended March 31, 2018 and 2017, were $15,748 and $23,787, respectively. The operating expenses included accounting/audit fees of $8,000 for the nine month period ended March 31, 2018 and $7,000 for the nine month period ended March 31, 2017; depreciation expense of $1,009 for the nine month period ended March 31, 2018 and $1,008 for the nine month period ended March 31, 2017; bank charges of $449 for the nine month period ended March 31, 2018 and $1,627 for the nine month period ended March 31, 2017; regulatory filings of $300 for the nine month period ended March 31, 2018 and $6,200 for the nine month period ended March 31, 2017; rent expense of $1,990 for the nine month period ended March 31, 2018 and $1,452 for the nine month period ended March 31, 2017 and a legal fees of $4,000 for the nine month period ended March 31, 2018 and $6,500 for the nine month period ended March 31, 2017.

Net Loss

The net loss for the three month period ended March 31, 2018 and 2017 was $4,033 and $4,046 respectively.

The net loss for the nine month period ended March 31, 2018 and 2017 was $201 and $6,401 respectively.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2018, the Company had cash of $1,101 ($1,555 as of June 30, 2017). Furthermore, the Company had a working capital deficit of $13,117 ($13,925 as of June 30, 2017). The decrease in working capital deficit is attributed to decrease in operating expenses and generating commensurate revenue.

During the nine month period ended March 31, 2018, the Company used $454 of cash in operating activities due to its net loss and decrease in raw material inventory of $4,642, decrease in prepaid rent of $1,990, increase in accounts receivable of $7,894 and depreciation of $1,009.

During the nine month period ended March 31, 2018, the Company used no cash in investing activities.

During the nine month period ended March 31, 2018, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended March 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2018.

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

UNICOBE CORP.

Date: May 7, 2018	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)