Form 10-K
period 2018-06-30
UNICOBE CORP.
filed 2018-09-24
CIK 1652871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,120,000 common shares issued and outstanding as of September 20, 2018.

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

Three main categories of our clients are:

•

Tourists coming to spend their vacations to Bulgaria and neighboring countries. First of all, we rely on the tourism potential of Bulgaria. In 2013, 9.2 million tourists visited Bulgaria. Tourists from Greece, Romania and Turkey comprise 40% of all persons attending the country. Tourism sector in Bulgaria constituted 13.6% of GDP, having provided for 111,856 workplaces in 2013. During the three summer months of 2013, the average amount of tourists in Bulgaria reached 1.5 million persons per month, 61% of whom came from the European Union, which, in turn, suggests serious potential solvent demand for our products. In the recent years, the average annual increment of tourists in Bulgaria has comprised 6%. When marketing our products to this segment of the market we plan to cooperate with both local retailers of tourist products (tourist shops, kiosks, tents etc.), and larger wholesalers (tourist agencies, retail chains etc.).

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

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this report we have already purchased a website (www.unicobecorp.com). Our website describes our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2018 and June 30, 2017.  We have not paid any cash dividends since May 19, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

During May 2018, the Company sold a total of 45,000 common shares, which have not yet been issued, for cash contribution of $1,800 at $0.04 per share.

During June 2018, the Company sold a total of 112,500 common shares, which have not yet been issued, for cash contribution of $4,500 at $0.04 per share.

There were 2,120,000 shares of common stock issued and outstanding as of June 30, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended June 30, 2018 and June 30, 2017:

Revenue and cost of goods sold

For the years ended June 30, 2018 and June 30, 2017 the Company generated total revenue of $20,189 and $35,426 respectively, from selling laser engravings products to its customers. Decrease in sales is due to change in customers demand. The cost of goods sold for the years ended June 30, 2018 and June 30, 2017 was $4,642 and $3,763 respectively, which represent the cost of raw materials and overhead. Such decrease in gross profit is due to reduction in the number of orders and sales.

Operating expenses

Total operating expenses for the years ended June 30, 2018 and June 30, 2017, were $20,577 and $26,628, respectively. The operating expenses included accounting fees of $9,750 for the year ended June 30, 2018 and $8,750 for the year ended June 30, 2017; bank charges of $773 for the year ended June 30, 2018 and $1,917 for the year ended June 30, 2017; depreciation expense of $1,345 for the year ended June 30, 2018 and $1,344 for the year ended June 30, 2017; regulatory filings of $1,360 for the year ended June 30, 2018 and $6,200 for the year ended June 30, 2017; computer and internet expenses of $19 for the year ended June 30, 2018 and $15 for the year ended June 30, 2017; professional fees of $650 for the year ended June 30, 2018 and $0 for the year ended June 30, 2017; legal fees of $4,000 for the year ended June 30, 2018 and $6,500 for the year ended June 30, 2017 and rent expense of $2,680 for the year ended June 30, 2018 and $1,902 for the year ended June 30, 2017.

Net Loss

The net loss/income for the year ended June 30, 2018 and June 30, 2017 was loss of $5,030 and income of $5,035, respectively.

Liquidity and Capital Resources and Cash Requirements

At June 30, 2018, the Company had cash of $3,448 ($1,555 as of June 30, 2017). Furthermore, the Company had a working capital deficit of $11,310 ($13,925 as of June 30, 2017). The decrease in working capital deficit is due to decrease in operating expenses.

During the year ended June 30, 2018, the Company used $4,407 of cash in operating activities due to its net loss and decrease in raw material inventory of $4,642, decrease in prepaid rent of $1,530, increase in accounts receivable of $6,894 and depreciation of $1,345.

During the year ended June 30, 2018, the Company used no cash in investing activities.

During the year ended June 30, 2018, the Company generated $6,300 cash in financing due to common stock proceeds recorded in liability for unissued shares.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Our customers have a right of return of the products for one month from the invoice date.

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

Item 8. Financial Statements and Supplementary Data

UNICOBE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Unicobe Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unicobe Corp. (the Company) as of June 30, 2018 and 2017, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018 (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015

Farmington, Utah

September 19, 2018

UNICOBE CORP.

BALANCE SHEETS

AS OF JUNE 30, 2018 AND JUNE 30, 2017

ASSETS	June 30, 2018	June 30, 2017
Current Assets
Cash and cash equivalents	$ 3,448	$ 1,555
Inventory	1,293	5,935
Accounts receivable	6,894	-
Prepaid Expenses	1,022	2,552
Total Current Assets	12,657	10,042

Fixed Assets
Equipment/Website	5,808	7,153
Total Fixed Assets	5,808	7,153

Total Assets	$ 18,465	$ 17,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Deferred revenue	$ -	$ -
Liability for unissued shares	6,300	-
Loan from director	23,967	23,967
Total Current Liabilities	30,267	23,967

Total Liabilities	30,267	23,967

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 and 2,120,000 shares issued and outstanding respectively	2,120	2,120
Additional paid-in capital	4,680	4,680
Retained deficit	(18,602)	(13,572)
Total Stockholders’ Equity (Deficit)	(11,802)	(6,772)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 18,465	$ 17,195

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

	Year Ended June 30, 2018	Year Ended June 30, 2017

REVENUES	$ 20,189	$ 35,426
Cost of Goods Sold	4,642	3,763
Gross Profit	15,547	31,663

OPERATING EXPENSES
General and Administrative Expenses	20,577	26,628
TOTAL OPERATING EXPENSES	(20,577)	(26,628)

NET INCOME (LOSS) FROM OPERATIONS	(5,030)	5,035

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (5,030)	$ 5,035

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,120,000

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2018 AND 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2016	2,440,000	$ 2,440	17,160	$ (18,607)	$ 993

Shares returned/cancelled and money returned	(320,000)	(320)	(12,480)	-	(12,800)
Net income for the year ended June 30, 2017	-	-	-	5,035	5,035
Balance, June 30, 2017	2,120,000	$ 2,120	4,680	$ (13,572)	$ (6,772)

Net loss for the year ended June 30, 2018	-	-	-	(5,030)	(5,030)
Balance, June 30, 2018	2,120,000	$ 2,120	4,680	$ (18,602)	$ (11,802)

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2018 AND JUNE 30, 2017

	Year Ended June 30, 2018	Year Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (5,030)	$ 5,035
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	1,345	1,345
Changes in operating assets and liabilities:
Accounts receivable	(6,894)	-
Prepaid Expenses	1,530	(2,150)
Inventory	4,642	(4,428)
Deferred Revenue	-	(1,200)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,407)	(1,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Liability for unissued shares	6,300	-
Return of common stock proceeds	-	(12,800)
Proceeds from director loan	-	13,790
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,300	990

NET INCREASE/DECREASE IN CASH	1,893	(408)

Cash, beginning of period	1,555	1,963

Cash, end of period	$ 3,448	$ 1,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in a business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $20,189 in revenues for the year ended June 30, 2018.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $3,448 of cash as of June 30, 2018 and $1,555 as of June 30, 2017.

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

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,022 in prepaid rent as of June 30, 2018 and $2,552 as of June 30, 2017.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $1,293 in raw materials as of June 30, 2018 and a total of $5,935 in raw materials as of June 30, 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Our customers have a right of return of the products for one month from the invoice date. Our customers Bonma Ltd., Zazzl Ltd. and Palex Ltd. are the customers, with which we have sales greater than 10% of total revenues.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended June 30, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended June 30, 2018 and 2017 there were no differences between our comprehensive loss and net loss.

NOTE 4 – LOAN FROM DIRECTOR

As of June 30, 2018 our sole director has loaned a total of $23,967 to the Company. This loan is unsecured, non-interest bearing and due on demand. The director loaned $0 to the Company during the year ended June 30, 2018 ($13,790 – 2017).  The balance due to the director was $23,967 as of June 30, 2018 and $23,967 as of June 30, 2017, respectively.

 18

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2016	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at June 30, 2017	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at June 30, 2018	$9,415	$300	$9,715
Depreciation
As at June 30, 2016	$(917)	$(300)	$(1,217)
Change for the period	(1,345)	(-)	(1,345)
As at June 30, 2017	$(2,262)	$(300)	$(2,562)
Change for the period	(1,345)	(-)	(1,345)
As at June 30, 2018	$(3,607)	$(300)	$(3,907)

Net book value	$5,808	$-	$5,808

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

During May 2018, the Company sold a total of 45,000 common shares, which have not yet been issued, for cash contribution of $1,800 at $0.04 per share and have been recorded as liability for unissued shares on the balance sheet.

During June 2018, the Company sold a total of 112,500 common shares, which have not yet been issued, for cash contribution of $4,500 at $0.04 per share and have been recorded as liability for unissued shares on the balance sheet.

There were 2,120,000 shares of common stock issued and outstanding and 157,500 shares  have been sold and recorded as liability for unissued shares on the balance sheet  as of June 30, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has signed a Rental Agreement dated April 28, 2017 with Elica Valentinova for one-year term with the opportunity of expansion. The monthly rental fee is $150. The Company has reentered a rental agreement for a $230 monthly fee since August 1, 2017 till September 1, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

NOTE 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

The Company has foreign earnings and therefore, there may be an impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end June 30, 2018.

The Company has no tax position at June 30, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at June 30, 2018 was approximately $3,904. The valuation allowance decreased by $710 during the year ended June 30, 2018, of which $(1,766)  was due to the cumulative effect of tax rate changes as explained above and $1,056 was related to losses incurred in the current year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018.  All tax years since inception remain open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $18,602 at June 30, 2018, expiring through 2036. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	June 30, 2018	June 30, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(18,602)	(13,572)
Accrued officer compensation	-	-
Total temporary differaces	$(18,602)	(13,572)
Total deferred tax assets (21%)	$(3,904)	(4,614)
Valuation allowance	3,904	4,614
Net deferred tax assets	$-	-

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND JUNE 30, 2017

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended June 30, 2018 as follows:

	Year ended June 30, 2018	Year ended June 30, 2017

Computed "expected" tax expense (benefit)	$(1,056)	1,712
Penalties and fines and meals and entertainment	-	-
Accrued officer compensation	-	-
Change in valuation allowance	$(710)	(1,712)
Actual tax expense (benefit)	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A . Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of June 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.      We did not implement appropriate information technology controls – As at June 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by us as of June 30, 2018 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Anatoliy Kanev President	July 1, 2016-June 30, 2017	0	0	0	0	0	0	0	0
	July 1, 2017- June 30, 2018	0	0	0	0	0	0	0	0

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

DIRECTOR’S COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Anatoliy Kanev	July 1, 2016-June 30, 2017	0	0	0	0	0	0	0
	July 1, 2017- June 30, 2018	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner	Number of Shares Before the Offering	Percentage of Ownership Before the Offering	Number of Shares After Offering	Percentage of Ownership After the Offering
Anatoliy Kanev	2,000,000	100%	2,277,500	87.8%

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

The percent of class is based on 2,277,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of June 30, 2018, a director had loaned $23,967 ($23,967 as of June 30, 2017) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2018 and 2017, we incurred approximately $9,750 and $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements. During fiscal year ended June 30, 2018 and 2017, we incurred $0 in tax and other fees.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sofia, Bulgaria on September 24, 2018.

UNICOBE CORP.

By:	/s/	Anatoliy Kanev
	Name:	Anatoliy Kanev
	Title:	President, Treasurer , Secretary and Director
(Principal Executive, Financial and Accounting Officer)