Form 10-Q
period 2018-09-30
UNICOBE CORP.
filed 2018-11-15
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

Yes [  ] No [X]

As of November 14, 2018 there were 2,120,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of Unicobe Corp. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

UNICOBE CORP.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND JUNE 30, 2018

(Unaudited)

ASSETS	September 30, 2018	June 30, 2018
Current Assets
Cash and cash equivalents	$ 6,997	$ 3,448
Inventory	3,418	1,293
Accounts receivable	3,227	6,894
Prepaid expenses	12,203	1,022
Total Current Assets	25,845	12,657

Fixed Assets
Property and equipment (net of accumulated depreciation of $3,943 and $3,607, respectively)	5,472	5,808
Total Fixed Assets	5,472	5,808

Total Assets	$ 31,317	$ 18,465

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Liability for unissued shares	$ 31,300	$ 6,300
Loan from director	23,967	23,967
Total Current Liabilities	55,267	30,267

Total Liabilities	55,267	30,267

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 shares issued and outstanding	2,120	2,120
Additional paid-in capital	4,680	4,680
Accumulated deficit	(30,750)	(18,602)
Total Stockholders’ Equity (Deficit)	(23,950)	(11,802)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 31,317	$ 18,465

See accompanying notes to financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

REVENUES	$ -	$ 6,945
Cost of Goods Sold	-	741
Gross Profit	-	6,204

OPERATING EXPENSES
General and Administrative Expenses	12,148	8,698
TOTAL OPERATING EXPENSES	(12,148)	(8,698)

NET INCOME (LOSS) FROM OPERATIONS	(12,148)	(2,494)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ (12,148)	$ (2,494)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,120,000

See accompanying notes to financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (12,148)	$ (2,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	336	336
Changes in operating assets and liabilities
Prepaid Expenses	(11,181)	611
Inventory	(2,125)	740
Accounts Receivable	3,667	(13,244)
Accounts Payable	-	3,500
Deferred Revenue	-	13,244
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(21,451)	2,693

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	25,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	-

NET INCREASE IN CASH	3,549	2,693

Cash, beginning of period	3,448	1,555

Cash, end of period	$ 6,997	$ 4,248

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in the business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the three months ended September 30, 2018.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,997 in cash as of September 30, 2018, and $3,448 as of June 30, 2018.

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

The carrying value of cash and the Company’s loan from director approximate its fair value due to their short-term maturity.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,382 in prepaid rent and $10,821 in prepaid equipment as of September 30, 2018, and $1,022 as of June 30, 2018.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $3,418 in raw materials as of September 30, 2018, and a total of $1,293 in raw materials as of June 30, 2018.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of a laser-engraving machine is 4 years and the current version of our web site is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer, Step 2: Identify the performance obligation(s) in the contract, Step 3: Determine the transaction price, Step 4: Allocate the transaction price to the performance obligations in the contract, Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Our customers have a right of return of the products for one month from the invoice date. Our customers Bonma Ltd., Zazzl Ltd. and Palex Ltd. are the customers with which we have sales greater than 10% of total revenues.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

NOTE 4 – LOAN FROM DIRECTOR

As of September 30, 2018 and June 30, 2018, our sole director has loaned a total of $23,967 to the Company. This loan is unsecured, non-interest bearing and due on demand. The director loaned $0 to the Company during the three months ended September 30, 2018 ($0 – 2017).

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2018	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at September 30, 2018	$9,415	$300	$9,715
Depreciation
As at June 30, 2018	$(3,607)	$(300)	$(3,907)
Change for the period	(336)	(-)	(336)
As at September 30, 2018	$(3,943)	$(300)	$(4,243)

Net book value	$5,472	$-	$5,472

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

During July 2018, the Company sold a total of 187,500 common shares, which have not yet been issued, for cash contribution of $7,500 at $0.04 per share and have been recorded as liability for unissued shares on the balance sheet.

During August 2018, the Company sold a total of 300,000 common shares, which have not yet been issued, for cash contribution of $12,000 at $0.04 per share and have been recorded as liability for unissued shares on the balance sheet.

During September 2018, the Company sold a total of 137,500 common shares, which have not yet been issued, for cash contribution of $5,500 at $0.04 per share and have been recorded as liability for unissued shares on the balance sheet.

There were 2,120,000 shares of common stock issued and outstanding and 625,000 shares have been sold and recorded as liability for unissued shares on the balance sheet as of September 30, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 28, 2017, the Company entered into a facilities Rental Agreement with a one-year term and  monthly rental fee of $150. The Company subsequently revised the rental agreement to a $230 monthly fee for the period of August 1, 2017 through September 1, 2018, and renewed the agreement for the period of September 1, 2018 through October 1, 2019.

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance.

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

Unicobe Corp. has purchased two 3D Crystal Laser engraving machines from a Chinese vendor. These machines have more modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items.

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

Competition

We know that there are a number of obstacles to entering the market of laser engravings on glass objects and the competition is rather high. There are several companies (Smartarts and Laser D) that offer similar services and products and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. But a review of products of our competitors shows that our products are more exclusive, our assortment of products is wider, delivery times are faster, quality is better, approaches to business are more flexible and, very importantly, our equipment is more modern and efficient than that of the competitors, which gives us good chances for occupying a considerable market niche. Attracting new customers will also be supported by a client-oriented approach of Unicobe Corp., accentuating practical mutually-beneficial cooperation with our clients.

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

We plan to distribute our products via several distribution channels simultaneously. As regards to the tourism segment, we plan to cooperate with retailers (kiosks, tourist souvenir shops, etc.) and wholesalers (supermarkets, large retail chains, tourism agencies).

Among others, we also intend to use such marketing strategies such as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this filing we have already purchased a website (www.unicobecorp.com) and plan to develop it. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

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

Description of property

The Company has signed a Rental Agreement with Elica Valentinova for a one-year term with the opportunity of expansion. The original monthly rental fee was $150. The Company renewed the rental agreement for a $230 monthly fee for the period of August 1, 2017 through September 1, 2018, and subsequently for the period of September 1, 2018 through October 1, 2019.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Research and Development Expenditures

We have not incurred any research and development expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Employees

We currently have no employees, other than our sole officer and director Anatoliy Kanev.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended September 30, 2018 and 2017:

Revenue and cost of goods sold

For the three month periods ended September 30, 2018 and 2017 the Company generated total revenue of $0 and $6,945, respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended September 30, 2018 and 2017 was $0 and $741, respectively, which represent the cost of raw materials. We had no sales over the past quarter because we were actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the nearest future we expect an increase in sales due to the introduction of our new product line to well-studied markets.

Operating expenses

Total operating expenses for the three month period ended September 30, 2018 and 2017, were $12,148 and $8,698, respectively. The operating expenses included accounting/audit fees of $1,500 for the three month period ended September 30, 2018 and $4,500 for the three month period ended September 30, 2017; advertising expense of $7,297 for the three month period ended September 30, 2018 and $0 for the three month period ended September 30, 2017; depreciation expense of $336 for the three month period ended September 30, 2018 and $336 for the three month period ended September 30, 2017; bank charges of $882 for the three month period ended September 30, 2018 and $152 for the three month period ended September 30, 2017; regulatory filings of $400 for the three month period ended September 30, 2018 and $100 for the three month period ended September 30, 2017; rent expense of $690 for the three month period ended September 30, 2018 and $610 for the three month period ended September 30, 2017; legal fees of $0 for the three month period ended September 30, 2018 and $3,000 for the three month period ended September 30, 2017; miscellaneous of $1,043 for the three month period ended September 30, 2018 and $0 for the three month period ended September 30, 2017.

Net Loss

The net loss for the three month period ended September 30, 2018 and 2017 was $12,148 and $2,494 respectively.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2018, the Company had cash of $6,997 ($3,448 as of June 30, 2018). Furthermore, the Company had a working capital deficit of $29,422 ($17,610 as of June 30, 2018). The increase in working capital deficit is attributed to increase in operating expenses and decrease in generating commensurate revenue.

During the three month period ended September 30, 2018, the Company used $21,451 of cash in operating activities due to its net loss and increase in raw material inventory of $2,125, increase in prepaid expenses of $11,181, decrease in accounts receivable of $3,667 and depreciation of $336.

During the three month period ended September 30, 2018, the Company used no cash in investing activities.

During the three month period ended September 30, 2018, the Company generated $25,000 of cash in financing activities through the sale of stock subscriptions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended September 30, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended September 30, 2018.

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

UNICOBE CORP.

Date: November 14, 2018	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)