Form 10-Q
period 2018-12-31
UNICOBE CORP.
filed 2019-02-06
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

As of January 28, 2019 there were 2,120,000 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND JUNE 30, 2018

(UNAUDITED)

ASSETS	December 31, 2018	June 30, 2018
Current Assets
Cash and cash equivalents	$ 565	$ 3,448
Inventory	3,418	1,293
Accounts receivable	3,227	6,894
Prepaid expenses	12,844	1,022
Total Current Assets	20,054	12,657

Fixed Assets
Property and equipment (net of accumulated depreciation of $4,580 and $3,907, respectively)	5,135	5,808
Total Fixed Assets	5,135	5,808

Total Assets	$ 25,189	$ 18,465

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Liability for unissued shares	$ 31,300	$ 6,300
Loan from director	23,967	23,967
Total Current Liabilities	55,267	30,267

Total Liabilities	55,267	30,267

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,120,000 shares issued and outstanding	2,120	2,120
Additional paid-in capital	4,680	4,680
Accumulated deficit	(36,878)	(18,602)
Total Stockholders’ Equity (Deficit)	(30,078)	(11,802)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 25,189	$ 18,465

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017

REVENUES	$-	$13,244	$-	$20,189
Cost of Goods Sold	-	3,901	-	4,642
Gross Profit	-	9,343	-	15,547

OPERATING EXPENSES
General and Administrative Expenses	6,127	3,016	18,276	11,715
TOTAL OPERATING EXPENSES	(6,127)	(3,016)	(18,276)	(11,715)

NET INCOME (LOSS) FROM OPERATIONS	(6,127)	6,327	(18,276)	3,832

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(6,127)	$6,327	$(18,276)	$3,832

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,120,000	2,120,000	2,120,000	2,120,000

See accompanying notes to unaudited financial statements.

 UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (18,276)	$ 3,832
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	673	673
Changes in operating assets and liabilities
Prepaid Expenses	(11,822)	1,300
Inventory	(2,125)	4,642
Accounts Receivable	3,667	(11,494)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(27,883)	(1,047)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	25,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	-

NET INCREASE IN CASH	(2,883)	(1,047)

Cash, beginning of period	3,448	1,555

Cash, end of period	$ 565	$ 508

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in the business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the six months ended December 31, 2018.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Operations and Functional Currency

Despite the business location in Bulgaria, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $565 in cash as of December 31, 2018, and $3,448 as of June 30, 2018.

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

The carrying value of cash and the Company’s loan from director approximate its fair value due to its short-term maturity.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid Expenses are recorded at cost. The Company had $692 in prepaid rent and $12,152 in prepaid equipment and website as of December 31, 2018, and $1,022 as of June 30, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $3,418 in raw materials as of December 31, 2018, and a total of $1,293 in raw materials as of June 30, 2018.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2018 and 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

NOTE 4 – LOAN FROM DIRECTOR

As of December 31, 2018 and June 30, 2018, our sole director has loaned a total of $23,967 to the Company. This loan is unsecured, non-interest bearing and due on demand. The director loaned $0 to the Company during the six months ended December 31, 2018 ($0 – 2017).

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2018	$9,415	$300	$9,715
Additions	-	-	-
Disposals	-	-	-
As at September 30, 2018	$9,415	$300	$9,715
Depreciation
As at June 30, 2018	$(3,607)	$(300)	$(3,907)
Change for the period	(673)	(-)	(673)
As at December 31, 2018	$(4,280)	$(300)	$(4,580)

Net book value	$5,135	$-	$5,135

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized, and 2,120,000 shares of common stock issued and outstanding at December 31, 2018.

During the period of May through September 2018, the Company sold a total of 782,500 common shares to unrelated parties at $.04 per share for cash proceeds of $31,300.  These shares have not yet been issued, and are reflected as a liability for unissued shares on the balance sheet.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 28, 2017, the Company entered into facilities Rental Agreement with a one-year term and monthly rental fee of $150. The Company subsequently revised the rental agreement to a $230 monthly fee for the period of August 1, 2017 through September 1, 2018, and  renewed the agreement for the period of  September 1, 2018 through October 1, 2019.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three main categories of our clients are:

•

Tourists coming to spend their vacations in Bulgaria and neighboring countries. First of all, we rely on the tourism potential of Bulgaria. In 2013, 9.2 million tourists visited Bulgaria. Tourists from Greece, Romania and Turkey comprise 40% of all persons visiting the country. The tourism sector in Bulgaria constituted 13.6% of GDP, having provided for 111,856 workplaces in 2013. During three summer months of 2013 the average amount of tourists in Bulgaria reached 1.5 million persons per month, 61% of whom came from the European Union, which, in turn, suggests potential demand for our products. In the recent years, the average annual number of tourists in Bulgaria has increased by 6%. When marketing our products to this segment of the market we plan to cooperate with both local retailers of tourist products (tourist shops, kiosks, tents etc.), and larger wholesalers (tourist agencies, retail chains etc.).

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

Competition

We know that there are a number of obstacles to entering the market of laser engravings on glass objects and the competition is rather high. There are several companies (Smartarts and Laser D) that offer similar services and products and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. But a review of products of our competitors shows that our products are more exclusive, our assortment of products is wider, delivery times are faster, quality is better, approaches to business are more flexible and, very importantly, our equipment is more modern and efficient than that of our competitors, which gives us good chances for occupying a considerable market niche. Attracting new customers will also be supported by a client-oriented approach of Unicobe Corp., accentuating practical mutually-beneficial cooperation with our clients.

Our advantage is our modern and efficient engraving machine. This means that we are able to produce more products at the same time using fewer resources such as electricity, accompanying raw materials and consumables for the machine. The modern machine that is at our disposal also provides a wider range of creative possibilities at creating laser-engraved products, therefore allowing for another serious competitive advantage. One of the business operations of Unicobe Corp. is the selling of glass products manufactured according to the unique designs submitted by individual clients dedicated to special occasions, events, memorable moments, etc.

Some of the competitive factors that may affect our business are as follows:

1. Increase in Competition: other companies may follow our business model of distributing laser engraved glass billets, which will reduce our competitive edge.

2. Price: Our competitors may be selling similar products at a lower price forcing us to lower our prices as well and possibly sell our product at a loss.

3. Substitute Products: competitors may substitute laser engraved glass billets with similar products from plastic.

Marketing

The sales strategy will be based on the concept that owning a product by Unicobe Corp., either a mass-market souvenir or a high-end customs-made model, is a source of pride and appreciation. Memorable products by Unicobe Corp. attract attention, as a piece of interior design always staying in sight, be it an individual customer, large corporate client, or a tourist. Our products may also be considered a long-term investment since the life cycle of our products is rather lengthy and the design stays up-to-date almost infinitely. Especially, given the fact that we plan to affix every product, including those distributed via retail points, with a business card with information about Unicobe Corp., information about the product and contact details. And in order to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Unicobe Corp. product.

We plan to distribute our products via several distribution channels simultaneously. With regard to the tourism segment, we plan to cooperate with retailers (kiosks, tourist souvenir shops, etc.) and wholesalers (supermarkets, large retail chains, tourism agencies).

Among others, we also intend to use such marketing strategies such as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this filing we have already purchased a website (www.unicobecorp.com) and plan to develop it. To accomplish this, we plan to contract with an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six month periods ended December 31, 2018 and 2017:

Revenue and cost of goods sold

For the three month periods ended December 31, 2018 and  2017 the Company generated total revenue of $0 and $13,244, respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended December 31, 2018 and 2017 was $0 and $3,901, respectively, which represent the cost of raw materials.  We had no sales over the past quarter because we were actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the near future we expect an increase in sales due to the introduction of our new product lines to well-studied markets.

For the six month periods ended December 31, 2018 and  2017 the Company generated total revenue of $0 and $20,189, respectively, from selling laser-engraved products to its customers. The cost of goods sold for the six month period ended December 31, 2018 and 2017 was $0 and $4,642, respectively, which represent the cost of raw materials.  We had no sales over the past six months because we were actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the nearest future we expect an increase in sales due to the introduction of our new product line to well-studied markets.

Operating expenses

Total operating expenses for the three month period ended December 31, 2018 and 2017, were $6,127 and $3,016, respectively. The operating expenses included accounting/audit fees of $3,300 for the three month period ended December 31, 2018 and $1,750 for the three month period ended December 31, 2017; depreciation expense of $336 for the three month period ended December 31, 2018 and $336 for the three month period ended December 31, 2017; bank charges of $221 for the three month period ended December 31, 2018 and $140 for the three month period ended December 31, 2017; regulatory filings of $705 for the three month period ended December 31, 2018 and $100 for the three month period ended December 31, 2017; rent expense of $690 for the three month period ended December 31, 2018 and $690 for the three month period ended December 31, 2017; legal fees of $875 for the three month period ended December 31, 2018 and $0 for the three month period ended December 31, 2017.

Total operating expenses for the six month period ended December 31, 2018 and 2017, were $18,276 and $11,715, respectively. The operating expenses included accounting/audit fees of $4,800 for the six month period ended December 31, 2018 and $6,250 for the six month period ended December 31, 2017; advertising expense of $7,297 for the six month period ended December 31, 2018 and $0 for the six month period ended December 31, 2017; depreciation expense of $673 for the six month period ended December 31, 2018 and $673 for the six month period ended December 31, 2017; bank charges of $1,103 for the six month period ended December 31, 2018 and $292 for the six month period ended December 31, 2017; regulatory filings of $1,105 for the six month period ended December 31, 2018 and $200 for the six month period ended December 31, 2017; rent expense of $1,380 for the six month period ended December 31, 2018 and $1,300 for the six month period ended December 31, 2017; legal fees of $875 for the six month period ended December 31, 2018 and $3,000 for the six month period ended December 31, 2017; miscellaneous of $1,043  for the six month period ended December 31, 2018 and $0 for the six month period ended December 31, 2017.

Net Loss

The net loss/income for the three month period ended December 31, 2018 and 2017 was a net loss of $6,127 and a net income of $6,327, respectively.

The net loss/income for the six month period ended December 31, 2018 and 2017 was a net loss of $18,276 and a net of income $3,832 respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2018, the Company had cash of $565 ($3,448 as of June 30, 2018). Furthermore, the Company had a working capital deficit of $35,213 ($17,610 as of June 30, 2018). The increase in working capital deficit is attributed to increase in operating expenses and decrease in generating commensurate revenue.

During the six month period ended December 31, 2018, the Company used $27,883 of cash in operating activities due to its net loss and increase in raw material inventory of $2,125, increase in prepaid expenses of $11,822, decrease in accounts receivable of $3,667 and depreciation of $673.

During the six month period ended December 31, 2018, the Company used no cash in investing activities.

During the six month period ended December 31, 2018, the Company generated $25,000 of cash in financing activities through the sale of stock subscriptions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended December 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended December 31, 2018.

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

UNICOBE CORP.

Date: February 6, 2019	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)