Form 10-Q
period 2019-03-31
UNICOBE CORP.
filed 2019-05-14
CIK 1652871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive  Data  File  required  to be  submitted  pursuant  to  Rule  405  of Regulation S-T  (ss.232.405 of this chapter)  during the preceding 12 months (or for such shorter  period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ] No [X]

As of May 14, 2019 there were 2,902,500 shares outstanding of the registrant’s common stock.

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

UNICOBE CORP.

BALANCE SHEETS

AS OF MARCH 31, 2019 AND JUNE 30, 2018

(UNAUDITED)

ASSETS	March 31, 2019	June 30, 2018
Current Assets
Cash and cash equivalents	$ 259	$ 3,448
Inventory	3,418	1,293
Accounts receivable	3,227	6,894
Prepaid expenses	-	1,022
Total Current Assets	6,904	12,657

Fixed Assets
Property and equipment (net of accumulated depreciation of $5,968 and $3,907, respectively)	15,899	5,808
Total Fixed Assets	15,899	5,808

Total Assets	$ 22,803	$ 18,465

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Customer Deposits	$ 4,000	$ -
Liability for unissued shares	-	6,300
Loan from director	23,967	23,967
Total Current Liabilities	27,967	30,267

Total Liabilities	27,967	30,267

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized; 2,902,500 and 2,120,000 shares issued and outstanding	2,902	2,120
Additional paid-in capital	35,198	4,680
Accumulated deficit	(43,264)	(18,602)
Total Stockholders’ Equity (Deficit)	(5,164)	(11,802)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 22,803	$ 18,465

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018

REVENUES	$ -	$ -	$ -	$ 20,189
Cost of Goods Sold	-	-	-	4,642
Gross Profit	-	-	-	15,547

OPERATING EXPENSES
General and Administrative Expenses	6,386	4,033	24,662	15,748
TOTAL OPERATING EXPENSES	(6,386)	(4,033)	(24,662)	(15,748)

NET INCOME (LOSS) FROM OPERATIONS	(6,386)	(4,033)	(24,662)	(201)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (6,386)	$ (4,033)	$ (24,662)	$ (201)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,128,694	2,120,000	2,122,856	2,120,000

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Equity (Deficit)	Equity (Deficit)
Balance, June 30, 2017	2,120,000	$ 2,120	$ 4,680	$ (13,572)	$ (6,772)

Net loss	-	-	-	(2,494)	(2,494)
Balance, September 30, 2017	2,120,000	$ 2,120	$ 4,680	$ (16,066)	$ (9,266)

Net loss	-	-	-	6,326	6,326
Balance, December 31, 2017	2,120,000	$ 2,120	$ 4,680	$ (9,740)	$ (2,940)

Net loss	-	-	-	(4,033)	(4,033)
Balance, March 31, 2018	2,120,000	$ 2,120	$ 4,680	$ (13,773)	$ (6,973)

Balance, June 30, 2018	2,120,000	$ 2,120	$ 4,680	$ (18,602)	$ (11,802)

Net loss	-	-	-	(12,148)	(12,148)
Balance, September 30, 2018	2,120,000	$ 2,120	$ 4,680	$ (30,750)	$ (23,950)

Net loss	-	-	-	(6,128)	(6,128)
Balance, December 31, 2018	2,120,000	$ 2,120	$ 4,680	$ (36,878)	$ (30,078)

Issuance of common stock	782,500	782	30,518	-	31,300

Net loss	-	-	-	(6,386)	(6,386)
Balance, March 31, 2019	2,902,500	$ 2,902	$ 35,198	$ (43,264)	$ (5,164)

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ (24,662)	$ (201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,061	1,009
Changes in operating assets and liabilities
Prepaid Expenses	1,022	1,990
Inventory	(2,125)	4,642
Customer Deposits	4,000	-
Accounts Receivable	3,667	(7,894)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,037)	(454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(12,152)	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(12,152)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	25,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	-

NET INCREASE IN CASH	(3,189)	(454)

Cash, beginning of period	3,448	1,555

Cash, end of period	$ 259	$ 1,101

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for liability for unissued shares	6,300	-

See accompanying notes to unaudited financial statements.

UNICOBE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

UNICOBE Corp. (“the Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on May 19, 2014. We are in the business of producing and selling laser engravings on glass billets.  Our office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the nine months ended March 31, 2019.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $259 in cash as of March 31, 2019, and $3,448 as of June 30, 2018.

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

MARCH 31, 2019

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid Expenses are recorded at cost and amortized as the underlying expenses are incurred. The Company had $0 in prepaid expenses as of March 31, 2019, and $1,022 as of June 30, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first in, first out (FIFO) method. The Company had a total of $3,418 in raw materials as of March 31, 2019, and a total of $1,293 in raw materials as of June 30, 2018.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets. We estimate that the useful life of a laser-engraving machine is 4 years and the current version of our web site is 1 year. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended March 31, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

NOTE 4 – LOAN FROM DIRECTOR

As of March 31, 2019 and June 30, 2018, our sole director has loaned a total of $23,967 to the Company. This loan is unsecured, non-interest bearing and due on demand. The director loaned $0 to the Company during the nine months ended March 31, 2019 ($0 – 2018).

UNICOBE CORP.

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 5 – FIXED ASSETS

	Equipment	Website	Totals
Cost
As at June 30, 2018	$9,415	$300	$9,715
Additions	7,785	4,367	12,152
Disposals	-	-	-
As at March 31, 2019	$17,200	$4,667	$21,867
Depreciation
As at June 30, 2018	$(3,607)	$(300)	$(3,907)
Change for the period	(1,333)	(728)	(2,061)
As at March 31, 2019	$(4,940)	$(1,028)	$(5,968)

Net book value	$12,260	$3,639	$15,899

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  On March 31, 2019, the Company issued 782,500 shares of common stock to unaffiliated investors for $31,300 total proceeds comprised of $25,000 received during the nine months ended March 31, 2019, and $6,300 received in prior periods.  The issuance resulted in 2,902,500 and 2,120,000 shares of common stock issued and outstanding at March 31, 2019 and June 30, 2018, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 28, 2017, the Company entered into facilities Rental Agreement with a one-year term and monthly rental fee of $150. The Company subsequently revised the rental agreement to a $230 monthly fee for the period of August 1, 2017 through September 1, 2018, and renewed the agreement for the period of September 1, 2018 through October 1, 2019.  Minimum lease payments at March 31, 2019 total $1,380.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Unicobe Corp. was incorporated in the State of Nevada on May 19, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchases or sales of assets. Our business office is located at Serdike 17A, ap. 37 Sofia, Bulgaria, 1000.  Our telephone number is +17028506585.

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

Unicobe Corp. has purchased two 3D Crystal Laser engraving machines from a Chinese vendor. These machines have modern advanced functions and will serve for expediting the range of offered engraving products and increasing the quality level of engraving items.

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

•

Corporate clients, representing large, medium and small-scale businesses, various associations etc. This is a rather substantial segment of the market, which grows and regularly generates demand for various corporate gifts, souvenirs; items that promote brand awareness, etc.

Competition

We know that there are a number of obstacles to entering the market of laser engravings on glass objects and the competition is rather high. There are several companies (Smartarts and Laser D) that offer similar services and products and we will have to compete with them. We see the main competitive advantage of our competitors in the established customer base and marketing outlets. But a review of products of our competitors shows that our products are more exclusive, our assortment of products is wider, delivery times are faster, quality is better, approaches to business are more flexible and, very importantly, our equipment is more modern and efficient than that of our competitors, which gives us the opportunity to occupy a considerable market niche. Attracting new customers will also be supported by a client-oriented approach of Unicobe Corp., accentuating practical mutually-beneficial cooperation with our clients.

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

Among others, we also intend to use such marketing strategies such as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this filing we have already purchased a website (www.unicobecorp.com) and plan to develop it. To accomplish this, we have contracted with an independent web designing company. Our website  describes our product in detail, shows our contact information, and includes some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

We also plan to attend some trade shows and souvenir exhibitions to show our products with the intent to find new customers. We will intend to continue our marketing efforts during the life of our operations. There is no guarantee that we will be able to attract, and more importantly retain, enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Description of property

The Company has signed a Rental Agreement with Elica Valentinova for a one-year term with the opportunity of extension. The original monthly rental fee was $150. The Company renewed the rental agreement for a $230 monthly fee for the period of August 1, 2017 through September 1, 2018, and subsequently for the period of September 1, 2018 through October 1, 2019.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine month periods ended March 31, 2019 and 2018:

Revenue and cost of goods sold

For the three month periods ended March 31, 2019 and 2018 the Company generated total revenue of $0 and $0, respectively, from selling laser engraving products to its customers. The cost of goods sold for the three month period ended March 31, 2019 and 2018 was $0 and $0, respectively. We had no sales over the quarter ended March 31, 2019 because we actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the near future we expect an increase in sales due to the introduction of our new product lines to well-studied markets.

For the nine month periods ended March 31, 2019 and 2018 the Company generated total revenue of $0 and $20,189, respectively, from selling laser-engraved products to its customers. The cost of goods sold for the nine month period ended March 31, 2019 and 2018 was $0 and $4,642, respectively, which represent the cost of raw materials. We had no sales over the nine months ended March 31, 2019 because we actively engaged in business promotion, studied new production techniques, and looked for new markets and new customers. Currently, we are developing new types of products and services to offer and in the nearest future we expect an increase in sales due to the introduction of our new product line to well-studied markets.

Operating expenses

Total operating expenses for the three month period ended March 31, 2019 and 2018, were $6,386 and $4,033, respectively. The operating expenses included accounting/audit fees of $3,500 for the three month period ended March 31, 2019 and $1,750 for the three month period ended March 31, 2018; depreciation expense of $1,388 for the three month period ended March 31, 2019 and $336 for the three month period ended March 31, 2018; bank charges of $191 for the three month period ended March 31, 2019 and $157 for the three month period ended March 31, 2018; regulatory filings of $617 for the three month period ended March 31, 2019 and $100 for the three month period ended March 31, 2018; rent expense of $690 for the three month period ended March 31, 2019 and $690 for the three month period ended March 31, 2018; legal fees of $0 for the three month period ended March 31, 2019 and $1,000 for the three month period ended March 31, 2018.

Total operating expenses for the nine month period ended March 31, 2019 and 2018, were $24,662 and $15,748, respectively. The operating expenses included accounting/audit fees of $8,300 for the nine month period ended March 31, 2019 and $8,000 for the nine month period ended March 31, 2018; advertising expense of $7,297 for the nine month period ended March 31, 2019 and $0 for the nine month period ended March 31, 2018; depreciation expense of $2,061 for the nine month period ended March 31, 2019 and $1,009 for the nine month period ended March 31, 2018; bank charges of $1,294 for the nine month period ended March 31, 2019 and $449 for the nine month period ended March 31, 2018; regulatory filings of $1,720 for the nine month period ended March 31, 2019 and $300 for the nine month period ended March 31, 2018; rent expense of $2,070 for the nine month period ended March 31, 2019 and $1,990 for the nine month period ended March 31, 2018; legal fees of $875 for the nine month period ended March 31, 2019 and $4,000 for the nine month period ended March 31, 2018; miscellaneous of $1,045 for the nine month period ended March 31, 2019 and $0 for the nine month period ended March 31, 2018.

Net Loss

The net loss for the three month period ended March 31, 2019 and 2018 was a net loss of $6,386 and $4,033, respectively.

The net loss for the nine month period ended March 31, 2019 and 2018 was a net loss of $24,662 and $201, respectively.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2019, the Company had cash of $259 ($3,448 as of June 30, 2018). Furthermore, the Company had a working capital deficit of $21,063 ($17,610 as of June 30, 2018). The increase in working capital deficit is attributed to increase in operating expenses and decrease in generating commensurate revenue.

During the nine month period ended March 31, 2019, the Company used $16,037 of cash in operating activities due to its net loss of $24,662 and increase in raw material inventory of $2,125, decrease in prepaid expenses of $1,022, decrease in accounts receivable of $3,667, increase in customers deposits of $4,000 and depreciation of $2,061.

During the nine month period ended March 31, 2018, the Company used $454 of cash in operating activities due to its net loss of $201 and decrease in prepaid expenses of $1,990, decrease in inventory of $4,642, increase in accounts receivable of $7,894, and depreciation of $1,009.

During the nine month period ended March 31, 2019, the Company used $12,152 of cash in investing activities for the purchase of fixed assets.  The Company didn’t engage in any investing activities during the nine months ended March 31, 2018.

During the nine month period ended March 31, 2019, the Company generated $25,000 of cash in financing activities through the sale of stock subscriptions.  The Company didn’t engage in any financing activities during the nine months ended March 31, 2018.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended March 31, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended March 31, 2019.

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

UNICOBE CORP.

Date: May 14, 2019	By:	/s/	Anatoliy Kanev
		Name:	Anatoliy Kanev
		Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)